Form 10-K
period 2023-04-30
Maison Solutions Inc.
filed 2023-07-31
CIK 1892292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from      to

Commission File Number: 333-272123

Maison Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-2498797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

127 N Garfield Avenue Monterey Park, California	91754
(Address of registrant’s principal executive offices)	(Zip Code)

(626) 737-5888

(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which class is to be registered
None.	-	-

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of October 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

As of July 31, 2023, the number of shares of Class A common stock, $0.0001 par value, outstanding was 13,760,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Part I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical or current fact included in this Annual Report on Form 10-K are forward looking statements. Forward-looking statements refer to our current expectations and projections relating to our financial condition, results of operations, plans, objectives, strategies, future performance, and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “assume,” “believe,” “can have,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operational performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, and growth rates, our plans and objectives for future operations, growth, or initiatives, or strategies are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include but are not limited to:

●	fluctuations in the demand for our products in light of changes in laws and regulations applicable to food and beverages and changes in consumer preferences;

●	supply chain disruptions that could interrupt product manufacturing and increase product costs;

●	our ability to source raw materials and navigate a shortage of available materials;

●	our ability to compete successfully in our industry;

●	the impact of earthquakes, fire, power outages, floods, pandemics and other catastrophic events, as well as the impact of any interruption by problems such as terrorism, cyberattacks, or failure of key information technology systems;

●	our ability to accurately forecast demand for our products or our results of operations;

●	the impact of problems relating to delays or disruptions in the shipment of our goods through operational ports;

●	our ability to expand into additional foodservice and geographic markets;

●	our ability to successfully design and develop new products;

●	fluctuations in freight carrier costs related to the shipment of our products could have a material adverse impact on our results of operations

●	the continuing effects of COVID-19 or other public health crises;

●	our ability to attract and retain skilled personnel and senior management; and

●	other risks and uncertainties described in Item 1A. Risk Factors of Part I of this Annual Report on Form 10-K.

We make many of our forward-looking statements based on our operating budgets and forecasts, which are based upon detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

See the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K for a more complete discussion of the risks and uncertainties mentioned above and for a discussion of other risks and uncertainties we face that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this Annual Report on Form 10-K.

We caution you that the risks and uncertainties identified by us may not be all of the factors that are important to you. Furthermore, the forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” in this Annual Report on Form 10-K. Some of these principal risks include the following:

Risks Related to Our Business

●	There is no guarantee that our center-satellite model (as discussed in further detail below) will succeed.

●	We may not be able to successfully implement our growth strategy on a timely basis or at all. Additionally, new stores may place a greater burden on our existing resources and adversely affect our existing business.

●	One of our debt financing arrangements is currently in default, which may restrict our current and future business and operations.

●	The terms of our debt financing arrangements may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

●	There is no guarantee that our partnership with JD will be successful.

●	Our new store base, or stores opened or acquired in the future, may negatively impact our financial results in the short-term, and may not achieve sales and operating levels consistent with our mature store base on a timely basis or at all and may negatively impact our business and financial results.

●	Because we have entered into a significant number of related party transactions through the course of our routine business operations, there is a risk of conflicts of interest involving our management, and that such transactions may not reflect terms that would be available from unaffiliated third parties.

Risks Related to Our Industry

●	We face competition in our industry, and our failure to compete successfully may have an adverse effect on our profitability and operating results.

●	Our inability to maintain or improve levels of comparable store sales could cause our stock price to decline.

●	Economic conditions that impact consumer spending could materially affect our business.

●	Our inability to maintain or increase our operating margins could adversely affect the price of our Class A common stock.

●	We may be unable to protect or maintain our intellectual property, including HK Good Fortune, which could result in customer confusion and adversely affect our business.

●	Our success depends upon our ability to source and market new products to meet our high standards and customer preferences and our ability to offer our customers an aesthetically pleasing shopping environment.

●	Our stores rely heavily on sales of perishable products. Ordering errors or product supply disruptions may have an adverse effect on our profitability and operating results.

●	Products we sell could cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation.

●	We may experience negative effects to our reputation from real or perceived quality or health issues with our food products, which could have an adverse effect on our operating results.

●	The current geographic concentration of our stores creates an exposure to local economies, regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our financial condition and results of operations.

●	Energy costs are an increasingly significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability.

●	If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business.

●	Disruption of any significant supplier relationship could negatively affect our business.

●	Our high level of fixed lease obligations could adversely affect our financial performance.

●	If we are unable to renew or replace current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases is terminated prior to expiration of its stated term, and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

●	We have engaged, and are likely to continue to engage, in certain transactions with related parties. These transactions are not negotiated on an arms’ length basis.

●	Failure to sustain customer growth or failure to maintain customer relationships could materially and adversely affect our business and operating results.

●	Failure to retain our senior management and other key personnel could negatively affect our business.

●	We will require significant additional capital to fund our expanding business, which may not be available to us on satisfactory terms or at all, and even if it is available, failure to use our capital efficiently could have an adverse effect on our profitability.

Risks Related to Regulatory Compliance and Legal Matters

●	Changes in and enforcement of immigration laws could increase our costs and adversely affect our ability to attract and retain qualified store-level employees.

●	Changes in U.S. trade policies could have a material adverse impact on our business.

●	We, as well as our vendors, are subject to numerous federal and local laws and regulations. Our compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, raise regulatory enforcement risks not present in the past, or otherwise adversely affect our business, results of operations and financial condition.

Risks Related to Ownership of Our Class A Common Stock and our Initial Public Offering

●	There is no guarantee that our application to list our Class A common stock on the Nasdaq Capital Market will be approved.

●	Future sales, or the perception of future sales, of our Class A common stock may depress the price of our Class A common stock.

●	Our costs will increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

●	Our management has limited experience managing a public company and our current resources may not be sufficient to fulfill our public company obligations.

●	John Xu, our CEO, has substantial control over the Company and maintains the ability to control the election of directors and other matters submitted to stockholders for approval, which limits your ability to influence corporate matters and may result in actions that you do not believe to be in our interests or your interests.

●	We do not intend to pay cash dividends on our Class A common stock and, as a result, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.

●	If securities or industry analysts do not publish or cease publishing research or reports about our business or our market, if they adversely change their recommendations regarding our Class A common stock, or if our operating results do not meet their expectations, our stock price and/or trading volume could decline.

●	Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance. Fluctuations in our quarterly financial results could affect our stock price in the future.

●	The resale of shares of our Class A common stock could adversely affect the market price of our Class A common stock and our ability to raise additional equity capital.

●	An investment in our Company may involve tax implications, and you are encouraged to consult your own tax and other advisors, as neither we nor any related party is offering any tax assurances or guidance regarding our Company or your investment.

●	If we do not appropriately maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results and the market price of our securities may be adversely affected.

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, “we”, “us”, “our”, “Maison”, “the Company” or “our Company” refer Maison Solutions Inc., a Delaware corporation, except where the context requires otherwise.

Our Company

We are a fast-growing, specialty grocery retailer offering traditional Asian food and merchandise to modern U.S. consumers, in particular to members of Asian-American communities. We are committed to providing Asian fresh produce, meat, seafood, and other daily necessities in a manner that caters to traditional Asian-American family values and cultural norms, while also accounting for the new and faster-paced lifestyle of younger generations and the diverse makeup of the communities in which we operate. To achieve this, we are developing a center-satellite stores network. Since our formation in July 2019, we have acquired equity interests in four traditional Asian supermarkets in Los Angeles, California, and have been operating these four supermarkets as center stores. We define a “center store” as a full service store, similar to a traditional supermarket or grocery store covering a metro area, but with its own storage space to be used as a warehouse to distribute products to smaller satellite stores. The center stores target traditional Asian-American family-oriented customers with a variety of meat, fresh produce and other merchandise, while additionally stocking items which appeal to the broader community. Our management’s deep cultural understanding of our consumers’ unique consumption habits drives the operation of these traditional supermarkets.

In addition to our center stores, in December of 2021, we acquired a 10% equity interest in a new grocery store in a young and active community in Alhambra, California (the “Alhambra Store”). We intend to acquire the remaining 90% equity interest in the Alhambra Store with a portion of the net proceeds from our initial public offering. We acquired our interest in the Alhambra Store from Grace Xu, the spouse of John Xu, our chief executive officer. It is our intent that we will use a portion of the proceeds of our initial public offering to acquire the remaining equity in the Alhambra Store. Our intention is that the Alhambra Store will serve as our first satellite store. The satellite stores in our network will be designed to penetrate local communities and neighborhoods with larger and growing concentrations of younger customers. In May 2021, the Company acquired 10% of the equity interests in Dai Cheong, a wholesale business which mainly supplies foods and groceries imported from Asia, which is owned by our CEO, John Xu. We intend to acquire the controlling ownership of Dai Cheong with a portion of the net proceeds of our initial public offering. By adding Dai Cheong to our portfolio, we will take the first step toward creating a vertically integrated supply-retail structure. Having an importer as a part of our portfolio will allow us the opportunity to offer a wider variety of products and to reap the benefits of preferred wholesale pricing. On June 30, 2022, we also acquired 100% equity interest in GF Supermarket of MP, Inc, the legal entity holding a supermarket in Monterey Park, California.

Our merchandise includes fresh and unique produce, meats, seafood and other groceries which are staples of traditional Asian cuisine and which are not commonly found in mainstream supermarkets, including a variety of Asian vegetables and fruits such as Chinese broccoli, bitter melon, winter gourd, Shanghai baby bok choy, longan and lychee; a variety of live seafood such as shrimp, clams, lobster, geoduck, and Alaska king crab; and Chinese specialty products like soy sauce, sesame oil, oyster sauce, bean sprouts, Sriracha, tofu, noodles and dried fish. With an in-house logistics team and strong relationships with local and regional farms, we are capable of offering high-quality specialty perishables at competitive prices.

Our customers have diverse shopping habits based on, among other factors, their age and lifestyle, and, through our partnerships with third-party vendors, we offer multiple shopping channels through integrated online and offline operations to accommodate for these habits. Along with creating an exciting and attractive in-store shopping experience, customers can choose to place orders on a third-party mobile app “Freshdeals24”, and an applet integrated into WeChat for either home delivery or in-store pickups offering our customers the option of a 100% cashier-less shopping experience. Our flexible shopping options are designed to provide customers with convenience and flexibility that best match their lifestyles and personal preferences. In April 2021, we entered into a series of agreements with JD E-commerce America Limited (“JD US”), the U.S. subsidiary of JD.com, including the Collaboration Agreement and Intellectual Property License Agreement (each as further described below).We are working closely with JD.com to build and update our own online apps to continue to specifically target and attract a wider variety of our customer base.

While our main focus is on targeting Asian-American communities and catering to both established Asian-American family values and the shifting needs of the younger generations, we also plan to opportunistically address other demographics and populations.

The success of our business is supported by a strong core team that brings deep knowledge and experience in supermarket operations, supply chain, warehouse management and logistics as well as e-commerce. The core team members all come from leading market players such as Freshippo (also known as Hema Shengxian), Yonghui Superstores, H-Mart and other similar industry leading supermarket retailers.

We are exploring multi-channel solutions to customers by leveraging our strategic partnership with JD.com, a leading online retail business in China. See “Multi-channel Initiatives” and “Partnership with JD” in this section.

Market Opportunities and Growth Strategy

Emerging Trends in the Asian-American Grocery Market

Whether by using technology to streamline supply chains, unlocking the power of social media to influence shoppers, or adapting store designs to meet changing consumer behavior, the Asian grocery market is finding new ways to boost sales.

As grocers continue to battle for supremacy, catering to a wide variety of customers and consumer demands will be a key area of focus. According to New York Times, from 1990 to 2020, the U.S. Asian population increased from 6.6 million to 20 million people, representing a 203% increase. Asians are now the fastest-growing of the nation’s four largest racial and ethnic groups based on the 2021 census numbers. In addition to the population increase, the average household income of people of Asian descent also exceeds the overall U.S. population’s average household income.

According to Mordor Intelligence’s “ETHNIC FOODS MARKET — GROWTH, TRENDS, AND FORECASTS (2022 — 2027)”, the presence of Asian Cuisine in the US Ethnic Food Marketspace is one of the key market trends. The forecast indicated that consumers’ interest in Asian cuisines is increasing globally, and they seek bold flavors. This trend is driven by the increasing immigrant population, as well as robust demand from native populations.

In the past few years, many Asian-American grocery store chains have risen in popularity in the United States; for example, Korean chain H Mart has expanded to 66 locations across 12 states. Each store offers imported packaged goods as well as prepared foods and general merchandise. According to a study by LoyaltyOne, Asian-Americans and other consumers looking to cook Asian cuisine are not finding what they need at their local stores and are often turning to independent grocers for their shopping trips. Our principal competitors include 99 Ranch Market and HMart for traditional supermarkets and Weee! for online groceries.

Spice of life: As the Asian-American Population Continues to Grow, Demand for Cultural Foods will Likely Increase

The ethnic supermarkets industry is composed of companies that sell foods geared toward ethnically diverse populations. Industry growth is strongly supported by the quickly expanding population of Asian Americans, one of the largest market segments in the United States. The ethnic supermarkets industry is composed of companies that sell foods geared toward ethnically diverse populations. Industry growth is strongly supported by the quickly expanding population of Asian Americans, one of the largest market segments in the United States. As the population of Asian Americans continues to expand, we believe that the demand for stores like ours, which provide specialty products that cater to the Asian-American communities, will be expanded as well.

Putting Health & Fresh Produce First

As modern Asian-American consumers become more affluent, educated, and influenced by government campaigns, they are increasingly aware of the health benefits of food. Whether buying fresh produce or choosing packaged products with clear health labelling, we believe Asian-American consumers will pay a premium for healthy food.

Many Asian-American retailers are offering a range of health-focused products and adapting their marketing strategies to cater to health-conscious consumers. According to freshfruitportal.com, fresh food and health & wellness products will feature more prominently in-store in the future as retailers respond to changing shopping habits.

Make Food Safer with Blockchain

Many Asian retailers are leading the way to enhanced food safety with exciting developments in blockchain technologies, a trend which we believe will similarly be employed by U.S. retailers.

Walmart China’s traceability system uses state of the art blockchain and AI to track the movement of over 50% of all packaged fresh meat, 40% of packaged vegetables, and 12.5% of seafood at each stage of the supply chain.

As customers are increasingly conscious of the sourcing of their food, investing in technologies which promote health and safety is a sure-fire way to build trust with customers and boost brand loyalty. In collaboration with our current partners, including JD.com, we plan to capitalize on developments in blockchain technologies to meet the evolving needs of our customers.

Partner with Overseas Providers

Asian-American consumers are prepared to look far and wide to obtain the products they want. Retailers are partnering with overseas suppliers, fellow retailers, and even technology companies to pull together resources and accelerate growth.

Partnerships are helping brick and mortar retailers to “blur the line” between online and offline retail channels. We believe that our existing partnerships, including with JD.com, will help us to expand and strengthen both our online and offline presence.

Lead the Charge with Online Sales

While e-commerce only accounted for 3% of all U.S. grocery sales in 2019, the Asian grocery market has been quick to make the most of online retail channels.

According to a December 15, 2021 report by NBC News, online grocery sales grew 54% in 2020, to $95.82 billion. By 2026, online sales share is projected to account for 20% of the market. While Asian-American shoppers may prefer to handpick their favorite melon or cut of meat in-person, millions of customers simply don’t have access to Asian supermarkets or neighborhood stores because they live in parts of the country that cannot sustain them, making online shopping an attractive and necessary alternative.

For instance, Freshhippo uses an omni channel approach to offer customers a seamless transition between online shopping and in-store visits to promote online sales. Customers can switch between online and offline shopping and enjoy a consistent experience to put them in control of how they want to shop.

Our Business Model

Our History

We were founded in July 2019 as Maison International, Inc., an Illinois corporation, with our principal place of business in California. Immediately upon formation, the Company acquired three retail Asian supermarkets in Los Angeles, California and subsequently rebranded them as “HK Good Fortune Supermarkets” or “Hong Kong Supermarkets.” In September 2021, the Company was reincorporated in the State of Delaware as a corporation registered under the laws of the State of Delaware and renamed “Maison Solutions Inc.”

●	In July 2019, the Company acquired 91% of the equity interests in Maison San Gabriel and 85.25% of the equity interests in Maison Monrovia, each of which owns a HK Good Fortune Supermarket in San Gabriel, California and Monrovia, California, respectively.

●	In October 2019, the Company acquired 91.67% of the equity interests in Maison El Monte, which owns a Hong Kong Supermarket in El Monte, California.

●	In May 2021, the Company acquired 10% of the equity interests in Dai Cheong, a wholesale business which mainly supplies foods and groceries imported from Asia, which is 100% owned by Mr. John Xu. We intend to use a portion of the proceeds of our initial public offering to acquire the remaining 90% equity interest. This transaction was treated as a related party transaction.

●	In December 2021, the Company acquired 10% of the equity interests in HKGF Market of Alhambra, Inc., a California corporation, and the owner of the Alhambra Store, California from Ms. Grace Xu, spouse of Mr. John Xu, our chief executive officer. We intend to acquire the remaining 90% equity interest in the Alhambra Store with a portion of the net proceeds from our initial public offering. This transaction was treated as a related party transaction.

●	On June 30, 2022, the Company acquired 100% of the equity interests of GF Supermarket of MP, Inc. from DNL Management Inc. (51% ownership) and Ms. Grace Xu (49% ownership), spouse of Mr. John Xu, our chief executive officer. This acquisition was treated as a related party transaction.

Maison was initially authorized to issue 500,000 shares of common stock with a par value of $0.0001 per share. On September 8, 2021, the total number of authorized shares of both classes of common stock was increased to 100,000,000 by way of a 200-for-1 stock split, among which, the authorized shares were divided in to 92,000,000 shares of Class A common stock entitled to one (1) vote per share and 3,000,000 shares of Class B common stock entitled to ten (10) votes per share and 5,000,000 shares of preferred stock. For the Class A common stock and Class B common stock, the rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one (1) vote. Each share of Class B common stock is entitled to ten (10) votes and is convertible at any time into one share of Class A common stock. John Xu holds all of our outstanding shares of Class B common stock. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively adjusted to reflect (i) the increase of share capital as if the change of share numbers became effective as of the beginning of the first period presented for Maison Group and (ii) the reclassification of all outstanding shares of our common stock beneficially owned by Golden Tree USA Inc. into Class B common stock, which are collectively referred to as the “Reclassification”.

Our Center-Satellite Stores Model

Our four traditional retail supermarkets are set up and operated as center stores. We intend to purchase the remaining 90% equity interest in the Alhambra Store with a portion of the net proceeds from our initial public offering and the Alhambra Store is intended to serve as our first satellite store. The center stores mainly serve traditional family-oriented customers with a variety of fresh produce and daily necessities at competitive prices. The satellite stores in our Center-Satellite store network will be designed to penetrate local communities and neighborhoods with larger populations of younger customers, such as “Millennials” and Generation Z.”

What is the Center-Satellite Store Model?

The Center-Satellite store model utilizes a center store, which is a typical supermarket or grocery store in a metro area, as a central hub to not only act as a regular supermarket but also provide logistics support to satellite/community stores in the surrounding area. This Center-Satellite store network allows us to more easily and inexpensively expand the coverage as compared to traditional supermarket expansion. The structure increases logistical efficiency and provides significant flexibility to serve all types of customer bases.

A center store will serve as the main warehouse to the surrounding community stores for grocery shopping. Groceries can usually be delivered from the suppliers to the center store first, before needing to use outside suppliers allowing the center store to distribute to all the community stores it covers, with allocations based on historical sales data provided by the community stores.

The satellite stores are typically smaller than the traditional supermarkets. The stores often are established in residential areas with large populations. The satellite stores offer a smaller, particularly selected selection of products designed to meet the needs and desires of the community. For example, a satellite store in a neighborhood with a higher concentration of younger consumers may offer more convenient food or social media trending products. A satellite store established in a neighborhood filled with young professionals may feature as a Meal Solution Supermarket (“MSSM”), where the consumers get their dinner almost instantly at a price point comparable to the cost of preparing a meal at home and lower than dining out. We believe our satellite stores will significantly reduce the time spent on grocery shopping for customers because they will be conveniently located and offer a carefully cultivated selection of products at an attractive price point. We expect that such time efficiencies and price competitiveness will attract additional customers.

Expected Advantages of the Center-Satellite store network:

●	More cost efficient: satellite stores are smaller with a cultivated selection of products designed to cater to the needs of the specific community. They are easier to maintain and establish and more cost efficient than traditional stores.

●	Higher profit margin expected: selective products with precision marketing to target a specific customer base leads to higher revenue and profit margins. We expect buyers will be willing to pay higher premiums for quality and convenience.

●	Easier to set up: because of the smaller size and carefully selected and managed inventory, establishing satellite stores at scale will require less capital and cost compared to that of a traditional store.

●	More flexible: satellite stores can be flexible in terms of their inventory and set up. Products offered by the satellite stores can vary depending on the location and the targeted customers.

●	Synergies between center stores and satellite stores: one center store can power many satellite stores from a logistics perspective. The overall cost to the supply chain will be lower, and the efficiency will be higher than the traditional store network. The historic sales data of each satellite store will be leveraged to optimize supplies from the center store. Satellite stores can function as the distribution hub to achieve fast delivery and in-store pickup. Deliveries may be made from satellite stores or customers can select to pick up from the closest satellite stores. Either way, the time to hand goods to customers is significantly reduced.

●	More attractive shopping experience: consumer behavior has changed and young people are more reluctant to spend a lot of time for grocery shopping due to their fast-paced life styles. With more trending products and fast delivery or in-store pickup options, satellite stores are expected to attract young customers, who often shop more spontaneously and focus more on the shopping experience rather than needs.

●	Promote our “Group Buy” activities: Group Buy activities are single-day promotions designed to increase the volume of sales of a particular product while providing a discount to the consumers. We believe that because our satellite stores will be designed to target a particular customer base, customer needs or interest will often overlap and offering Group Buy promotions will effectively stimulate sales of targeted products.

●	Extended Customer Reach: we believe that our model of center and satellite stores will allow us to reach a wider base of customers in a more cost-effective manner leading to reduced costs and improved margins.

Our Products

Traditional Supermarkets/Center Stores

All four of our traditional supermarkets offer perishable and non-perishable items. We put a significant focus on perishable product categories which include vegetables, seafood, fruit and meat. In fiscal years 2023 and 2022, our perishable product categories contributed approximately 57.5% and 60.7% to our total net sales respectively, in alignment with the space occupancy of perishables.

●	Vegetables — All our stores receive daily deliveries of vegetables and are required to sell out all vegetables on a three to five day basis. We discount our vegetables after three days, which significantly lowers the storage cost and worn-and-torn rate and improves profitability. In addition, to lower the worn-out rate of green-leaf vegetables due to customer rummage, we usually pack and sell such vegetables in bags. We also display and sell different kinds of vegetables according to their characteristics. For example, Chinese yams need to be displayed on wood shreds to keep them fresh, while water melons are typically sold in pieces due to their large size.

●	Fruit — Almost all of our unique fruits are seasonal offerings in which quality and price are decisive to customer traffic during peak season. These fruits are sold at higher unit prices and generally offer higher profit margins. We benefit from our long-standing relationships with farm vendors to stay competitive during peak seasons and enjoy better sourcing price and higher profit margin from fruit sales. We adopt different storage technologies based on characteristics of different fruits and vegetables. All vegetables and fruits are delivered and sold on a three to five day basis, to lower worn rate, lower human cost and keep up the high quality.

●	Meat — Since we can sell more animal body parts than other mainstream grocery stores, the sales we generate from a whole pig, chicken or cow are much higher than those of mainstream groceries, resulting in higher margins on meat and meat products sales. For example, pork liver, intestines and feet, chicken hearts and feet and beef tripe are all staples of Asian cooking that would not be offered in typical grocery stores, allowing us to capture more of the value of a whole animal and leading to an increased margin on the sale of these products. We also cut and package meats for various specific purposes to cater to Asian cooking habits and styles. For example, we slice different kinds of meat specifically for hot pot cooking and then package and freeze them for quick pick-up and easy storage and use by customers. In addition, we sell meats prepared with Asian seasonings, which are ready to cook after purchase. Meats cut for specific purposes or prepared with Asian seasonings generally result in higher margins.

●	Seafood — As an established procedure, our in-house merchants collect live seafood from wharfs and markets at midnight on a daily basis. Purchased seafood is immediately distributed to all retail stores via our in-house cold chain systems in which hibernation technology keeps seafood alive and ensures its freshness and quality. For different species, we maintain different water temperatures and oxygen density in their tanks and containers. Hibernation technology is widely used in the in-house cold-chain system for long distance distribution to best ensure freshness and quality. As with what we do with meats, we fillet fish for specific purposes or preseason the seafood for Asian cooking.

With respect to non-perishables, we have over 13,000 grocery products on our shelves ranging from cooking utensils, canned foods, Chinese and Asian seasonings and spices to domestic and imported snacks. Many of our imported groceries are sourced from China, Thailand and Taiwan to meet the diverse demand of not only Chinese Americans but targeted customers originating from east and south-east Asia. In the fiscal years ended on April 30, 2023 and 2022, the non-perishable grocery category contributed approximately 43.52% and 42.51%, respectively, to our total net sales and realized a markup of 35.09% and 31.80% on average, respectively.

The Alhambra Store

In December 2021, we acquired a 10% equity interest in a new grocery store in Alhambra, California from Grace Xu, spouse of John Xu, our chief executive officer (the “Alhambra Store”). We intend to purchase the remaining 90% equity interest in the Alhambra Store with a portion of the net proceeds from our initial public offering.

We believe, that as an MSSM, the Alhambra Store suits the lifestyle of young customers. MSSMs focus largely on ready-to-eat food and ready-to-cook groceries. The Alhambra Store has a built-in kitchen which offers Asian hot foods under the house brand “Chili Point Land.” Ready-to-cook groceries include frozen food as well as prewashed and pre-cut meats and vegetables.

We believe that the Alhambra has the potential to be a successful satellite store in the Alhambra neighborhood. The city of Alhambra has a population of 87,000, 53% of which is comprised of Asian Americans. A large portion of the consumer base within a 3-mile radius of the store is comprised of young students living in apartments and young professionals between the ages of 25 and 44, with annual incomes between $36,000 and $120,000.

The Alhambra store is currently designed to target the demographic of its neighborhood. The store is located in the heart of Alhambra’s Main Street, which is where young consumers spend significant time at the many restaurants and bars within walking distance of the store.

The Alhambra Store also carries Asian food, snacks and other merchandise that are popular on social media to attract young customers interested in trying out new and trendy products. The store aims to lead customers from shopping for needs to shopping for experience.

Our Vertical Supply and Distribution Chain

Our business model features a vertically integrated structure covering upstream supply and downstream retail supermarkets. In December 2021, we acquired a 10% equity interest in Dai Cheong, a wholesale business owned by our Chairman and Chief Executive Officer John Xu which mainly supplies foods and groceries imported from Asia. Dai Cheong was founded in 1979 and has been working with major suppliers in Asia for over 20 years and has extensive experience in sourcing products through a well-established sourcing system. To support its import trading business, Dai Cheong has an integrated ecosystem of import, customs clearance and wholesale services. Dai Cheong owns three warehouses and maintains a team of professionals selling more than 2,000 individual products. Dai Cheong primarily sells food products from all over Asia, including well-known Asian brands such as Garden (Hong Kong), Prima Taste (Singapore), Ng Fung (Mainland China), Royal Family (Taiwan), Gold Kili (Singapore), and other well-known Asian brands. Currently Dai Cheong supplies quality products to more than 2,000 ethnically diverse supermarkets and wholesalers in all 50 states. Our initial investment in Dai Cheong, and our plan to acquire the remaining equity interest, is the first step toward creating a vertically integrated supply-retail structure. Having an importer as a part of our portfolio allows us the opportunity to offer a wider variety of products and to reap the benefits of preferred wholesale pricing

We work with three primary suppliers. These primary suppliers accounted for approximately 51.5% and 61.3% of our total purchases in fiscal years 2023 and 2022, respectively. We also have established, long-term relationships with local and regional farms which grow Asian specialty vegetables and fruit and supply the most popular yet hard-to-source vegetables and fruits directly to our supermarkets. Working with our vendors, we are able to provide fresh seasonal vegetables and fruits. Produce, live seafood and groceries are delivered to our supermarkets on a daily basis from our farm partners and external vendors as directed by our in-house logistics system. With four retail supermarkets located in San Gabriel, Monrovia, El Monte and Monterey Park, in the Los Angeles, California metropolitan area, and average store sizes over 36,000 square feet, we had over 1.62 million annual transactions in 2022. In addition, our initial investment in the Alhambra Store, and plan to acquire the remaining equity interest following our initial public offering, is a key factor in our goal to reach out to the younger community and expand into a large market for young customers, including students.

Our in-house logistics team is committed to fast and reliable delivery for customers who place online orders for delivery. Our center-satellite store network gives us the ability to set up in-store, mini-warehouses to achieve fast order fulfillment and speedy delivery. We are able to provide same-day delivery for orders placed before noon within a 5 miles radius of the closest store.

Integrated Online and Offline Services

We started a series of online initiatives soon after we acquired our first supermarket in 2019. Customers can choose to place orders online through a third-party mobile app, “Freshdeals24”, and an applet integrated into WeChat for the option of a 100% cashier-less shopping experience. We undertook this initiative and designed these apps based on our awareness of the predominance of WeChat in both the Chinese-American and broader Asian-American communities and extensive research into the habits of the younger generation of customers. We are working closely with JD.com to improve and update our online apps to continue to specifically target and attract a wider variety of our customer base.

We integrate our online and offline retail capabilities and use our center stores as warehouses to fulfill online orders. By managing inventory and offline resources effectively, our stores satisfy consumers’ demands in-store as well as online. We offer multiple shopping channels through integrated online and offline operations. Customers can place orders through the third-party mobile app and applet and for either home delivery or in-store pickups. Our flexible shopping options are aimed to provide customers with convenience and flexibility that best match their lifestyles and personal preferences.

Currently JD.com is developing a new mobile app for our future stores. For more information please see “Partnership with JD.com” below.

Pricing Strategy

In general, our pricing strategy is to provide premium products at reasonable prices. We believe pricing should be based on the quality of products and the shopping experience, rather than promotional pricing, to drive sales. Our goal is to deliver a sense of value to and foster a relationship of trust with our target and loyal customers.

We adopt different pricing strategies for different food categories. For best sellers such as seafood and core produce like swimming shrimp and live crawfish, we price competitively and aim to attract consumer traffic. For groceries department items which are usually imported and have a long shelf life, we price at a premium (with an average markup of 35%). Due to changes in market conditions and seasonal supplies, our pricing for seafood and produce are more volatile compared with the pricing of other categories.

Marketing and Advertising

We believe our unique offerings, competitive prices on popular produce, and word-of-mouth are major drivers of store sales. In addition to word-of-mouth, we advertise our brand using in-store tastings, in-store weekly promotion signage, cooking demonstrations and product sampling. We also promote our stores on our official website and an electronic newsletter, and/or inserts and sales flyers in local Chinese newspapers, magazines and local radio stations on a monthly or weekly basis. Our business is also marketed mainly on our official website, a third-party Mobile App “Freshdeals24”, and an applet integrated into WeChat. For the fiscal years ended April 30, 2023 and 2022, we recognized $73,678 and $157,561 for marketing and advertising expenses, respectively. Overall, we have utilized mixed marketing and advertising strategies to enhance our brand recognition, to regularly communicate with our target customers, and to strengthen our ability to market new and differentiated products.

As we intend to establish more satellite stores and with our new mobile app being developed, we foresee a significant increase in advertising in the future, with a focus on social media promotion. With the younger generation being a key focus, we plan on advertising both our satellite stores and mobile app via TikTok, YouTube and Instagram, in addition to WeChat. We also plan to invite selected Internet influencers to cover our stores, products, and offerings.

Competition

Food retail is a large and highly competitive industry. Although the Asian supermarket industry is a niche market, market participants still remain highly fragmented and unsophisticated and we face competition from smaller or dispersed competitors. However, with the rapid growth of the Chinese and other Asian populations in the United States and their consumption power, other competitors may begin operating in this market in the future. Those competitors include: (i) national conventional supermarkets, (ii) regional supermarkets, (iii) national superstores, (iv) alternative food retailers, (v) local foods stores, (vi) small specialty stores, (vii) farmers’ markets, and (viii) e-commerce / online-only grocery stores.

The national and regional supermarket chains have strong experiences in operating multiple store locations and expansion management and have greater marketing or financial resources than we do. Even though they currently offer only a limited selection of Chinese and Asian specialty foods, they may be able to devote greater resources to sourcing, promoting, and selling Chinese and other Asian products if they choose. The local food stores and markets are small in size with a deep understanding of local preferences. Their lack of scale results in high risk and limited growth potential. In addition, there are online Asian grocery platforms, such as Weee!, which have longer operating histories and more established reputation for online Asian grocery shopping. However, the lack of their own offline store presence leads to a higher cost to the customers. Online-only grocery stores rely on working with local supermarkets for supplies and that exposes them to the risk of not being able to always fulfill customer demands when the supply is low. In addition, online-only grocery stores, by their nature, are not able to offer an in-store shopping experience, such as trying new food or cooked products in store, and in-store pick up. We believe our business model, when compared with the online-only grocery stores, brings a more comprehensive and holistic shopping experience to the customers while maintaining a competitive price point.

Our Competitive Strengths

Strong Management and Operations Team

Our core operations team has extensive experience in and knowledge of supermarket operations, supply chain, logistics and warehouse management as well as e-commerce. Since the acquisition of our four center stores, we have hired experienced operations and management team members both locally in the United States and from China, including: Tao Han, who will serve as our Chief Operating Officer upon consummation of our initial public offering and has more than 20 years of experience in the retail industry with Yonghui Superstores, one of the largest chain supermarkets in China, as well as Freshippo (known as “Hema Shengxian” in Chinese), the online and offline retail platform under the Alibaba Group; and the store manager for the Alhambra Store who has 16 years of experience in retail industry including extensive familiarity with process management practices in convenience store chains, which transfers directly to our satellite store concept. We strategically deploy our team members in positions that best match their experience and specialized skills.

We established a new performance-based bonus system. If a store meets or exceeds the pre-set Key Performance Indicator (KPI), the employees of that store will receive cash bonuses. Each department needs to provide weekly performance reports, which the management teams will review and ultimately distribute monthly cash bonuses amounting to 1% of gross revenue to the department’s staff for achievement of these performance goals. 1% of gross revenue will set as bonuses for the department’s staff.

Employees

As of April 30, 2023, we had approximately 174 employees. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, the minimum wage rose from $13 to $14 per hour from 2020 to 2021 and increased to $15.50 per hour in 2023 in Los Angeles. Payroll and payroll tax expenses were $6.2 million for the year ended April 30, 2023, and $4.5 million for the year ended April 30, 2022.

Cost Efficient Supply Chain

Unlike many of our direct competitors which are family-owned single stores, we have four retail supermarkets with an average size of 36,000 square feet. We place orders mainly through two primary wholesale agents which purchase products on our behalf from various vendors. Due to their large quantity purchase position, these two wholesale agents are able to get competitive prices for a wide range of items. Similarly, due to our large purchasing power and long term business relationships with the two wholesale agents, even with price markups, we benefit from competitive pricing. The price we pay to the wholesale agents is lower than the prices we would pay to each vendor directly. In addition, by dealing with only two wholesale agents instead of approaching various vendors individually, we are saving time and costs.

Additionally, in order to begin the process of establishing a vertically integrated supply and distribution change, we acquired a 10% equity interest in a wholesale company, Dai Cheong, which has been in the business of importing and exporting Chinese and Asian specialty food and groceries for over 20 years. Dai Cheong, which is owned by our Chairman and Chief Executive Officer John Xu, specializes in identifying products that are popular among Asian-American consumers but rarely found in mainstream stores. Furthermore, Dai Cheong has a well-established sourcing system and has formed an ecosystem that integrates import, customs clearance and wholesale services. Without multi-layer intermediates, our retail supermarkets are able to set such products at competitive prices, not only securing the supply of popular products, but boosting our operation profitability as well.

Superior Customer Propositions

●	We implement stringent quality control procedures and processes across our supply chain from procurement to inventory and logistics to ensure daily supply of the freshest products to our customers at competitive prices. At the store level we perform three rounds of quality control to each product on a daily basis:

1.	At the time of delivery, our delivery specialist performs comprehensive product checks to ensure product quality. If considerable amounts of product are not in saleable condition, we will request the return of such products or credits from the suppliers.

2.	As we move our products onto the shelves, our staff will perform a second round of quality control checks, and we do not place products that are damaged or otherwise unfit for sale on the supermarket shelves.

3.	After the close of business, we bring perishable, unsold products back to storage to ensure that they remain in saleable condition and we consistently monitor the sell-by dates on dry good products to ensure that they remain in compliance.

●	We perform extensive checks on products delivered to our stores prior to accepting them and return or reject any products that are damaged or expired.

●	Our distributors utilize the cold chain supply method and vacuum sealing to keep perishable products such as meat and seafood fresh from the point of origin until it reaches our stores and to limit damage caused by fluctuating temperatures, air and moisture.

●	Our produce distributors perform quality control checks prior to packaging and delivery to remove any products unsuitable for sale and additionally, much of the produce we sell is grown in greenhouses under controlled conditions.

Targeting Popular Product Trends

With our excellent relationships with reputable suppliers and distribution agents, we consistently update our product offerings to ensure our catalog stays competitive in the market and to reduce unnecessary redundancy. In collaboration with our suppliers and distribution agents we consistently monitor social media and assess store data to identify and subsequently offer products which are popular with our target consumers.

Our Growth Strategy

Continue Building Center Satellite Stores Network

Operation of Center Stores — We have a successful record of operating our existing retail supermarkets and have been able to quickly turn distressed stores into profitable assets. Based on our understanding of the retail grocery market and our history of successfully investing in and operating our existing retail supermarkets, we have quickly identified what we believe to be the key weaknesses of acquired stores and have taken specific actions designed to achieve profitability, such as reducing redundant product offerings, managing fresh produce, meat and seafood inventory to reduce waste, and tailoring inventory and product selection to more accurately match the needs of the population that shop at each of our stores. We plan to acquire additional supermarkets with a portion of the proceeds of our initial public offering to expand our footprint to both the West Coast and the East Coast. We plan to acquire our first center store in Northern California by the end of 2024. On the East Coast, we intend to acquire five center stores by the end of 2024. We also plan to establish a new warehouse in New York City to serve the East Coast by the end of 2025. Upon completion of our East Coast expansion, we expect to operate a total of ten center stores by the end of 2025.

Opening Satellite Stores — We currently own a 10% equity interest in the Alhambra Store, which we purchased from Grace Xu, spouse of John Xu, our chief executive officer. We plan to acquire the remaining 90% equity interest in the Alhambra Store with a portion of the net proceeds of our initial public offering and operate it as our first satellite store. Since its opening, our management team has been involved with the operations and management of the Alhambra Store, utilizing our experience in supermarkets. The Alhambra store is situated in a community with a large population of younger customers and will serve as an important step in our targeting of this demographic as well as our plans to expand our center-satellite store model. We plan to open our satellite stores to penetrate local communities and neighborhoods with larger populations of younger and diverse customers. When selecting locations, we will also consider college towns and university neighborhoods in which there is a large Asian-American student population. The satellite stores will serve as “community retail stores”, offering ready-to-eat and ready-to-cook foods and groceries. By fiscal year 2024, we plan to open an additional two to three satellite stores in Chino Hills and Rowland Heights, California, with a portion of the net proceeds of our initial public offering.

Multi-Channel Initiatives

We are exploring our multi-channel initiatives including: improving our in-store shopping experience, increasing and enhancing our mobile ordering with at-home delivery and in-store pickup, and broadening our social media presence. In addition, multi-channel solutions can help realize the users integration, price integration, inventory integration, price integration, marketing integration and orders integration:

●	User integration means establishing a unique ID for each individual consumer which allows us to integrate their shopping experience across online and offline channels and provide standardized services for these consumers based on the data that corresponds to their ID.

●	Product integration means different sales channels can form integrated management of products. This implies that when sold on various online and offline channels, the same physical good has the same commodity code and states language for life cycle management.

●	Price integration means realizing a united price basis for the same product in different online and offline channels with the capability of synchronizing price changes across all channels, providing consumers with a convenient shopping experience without a price differentiation.

●	Inventory integration means the realization of inventory sharing, flexible allocation, and inventory forecasting. The integration of data and services between different channels should realize inventory sharing between online and offline multi-channels. If incoming orders reduce the inventory of one online channel, other online channels will simultaneously synchronize this information. Meanwhile, since customers put certain items into their shopping cart without checking out, a certain amount of reserve inventory will be maintained by online channels.

●	Marketing integration means promotional activities, coupons, and virtual assets can be synchronized or kept independent on online and offline channels, user scenarios can be complementary to each other to cater to user needs, and online and offline channels can synchronize marketing activities to enhance momentum building

●	Order integration means the realization of routing administration, multi-dimensional combination, and intelligent order splitting. During customers’ shopping process, the order and logistics processing will be completed in different channels to be grouped as the most optimal choice in terms of time and location to achieve the fastest delivery speed and the best user experience.

Partnership With JD.COM

In April 2021, we entered into a series of agreements with JD E-commerce America Limited (“JD US”), the U.S. subsidiary of JD.com, including the Collaboration Agreement and Intellectual Property License Agreement (each as further described below).

Overall, we believe the collaboration with JD.com will help us improve our business in the following areas:

●	Store Digital Transformation — New stores will utilize state-of-the-art devices and equipment. The devices, including PDAs and mobile checkout devices, tag printers, and laser scanners will give the staff flexibility while working in stores. Meanwhile, devices such as the laser scanners and tag printers will enable us to upload data digitally to the connected servers for back-end management and analysis.

Store layouts will also be updated based on the thorough analysis performed by JD.com through years of massive data collection and analysis. The purpose is to design the store in a scientific way, including section arrangement, self-checkout POS locations, and shelf location deployment to optimize the in-store traffic route and to improve the shopping experience.

Newly-designed app that is product centric — JD.com will lead the design and implementation of a new mobile app to serve our customers both online and offline which will include flash sales, daily special promotions, ranking sales and popularity trends, providing customers with targeted recommendations and a calendar of promotional events.

●	Newly-designed app that is product centric — JD.com will lead the design and implementation of a new mobile app to serve our customers both online and offline which will include flash sales, daily special promotions, ranking sales and popularity trends, providing customers with targeted recommendations and a calendar of promotional events.

The new mobile app will support year-round promotions based on events, holidays and products. With target customers in mind, the app is designed not only to be used as a shopping app, but also a social platform for people to share their unique experience. The social elements include top-ranked / popular items, gourmet sharing, review and tasting, store exploration, and product unbox reviews.

●	Cloud-based server with connected data — With JD.com’s help, we will move our back-end operations fully online via cloud-based servers. This will connect data from all stores together for the management to have a holistic view of performance of the brand. Traditionally, each store has its own data, limiting connectivity with other stores and making it hard for management to have a comprehensive view. The connected data will also help the Company to find and create synergies between stores, analyze data in larger scale and identify bulk order opportunities for potential price benefits. With this connected data, we believe we will be able to update inventory, sales, products, consumer traffic, logistics, and delivery stats between stores and between online and offline in real time. This will give us the opportunity not just to operate stores, but to operate a 360-degree retail business with optimizing cost efficiency.

●	Smart warehousing and logistics technology — By partnering with JD.com, we will be able to use big data analytics and artificial intelligence to explore warehousing automation solutions which we believe will allow us to achieve lean management of storage, improvement of production efficiency and reduction of operating costs through the use of fully automated warehouses that require limited human intervention. For supply chains, we aim to visualize supply chain health status with the JD.com partnership. The effective adjustment of resources can be made in time to maintain the efficiency and further reduce the cost. We would also be able to optimize distribution routes and vehicle routes via continued data collection and analysis in the target areas and improve the delivery time and user satisfaction. Lastly, we would establish satellite distribution stations for different consumer groups, such as student concentrated areas. The satellite distribution stations can speed up last mile delivery.

●	Introduction to more popular products — JD.com is the leading retail and e-commerce platform in China and a global ambassador for many world-renowned brands. The partnership with JD.com will allow us to introduce many boutique brand products popular in Asia to our existing and target markets. With Maison’s mature retail network and the fast-growing customer base in the United States, more overseas boutique products are expected to be imported to the United States for the benefit of American consumers.

The Collaboration Agreement

Under the Collaboration Agreement, JD US has agreed to provide the following services to us for fees:

●	Stage 0 — the Consultancy Services including: (1) consideration and assessment of our business nature; (2) information and standards and the analysis and study of feasibility of omni channel retailing of our business; and (3) preparation and delivery of feasibility plan of omni channel retailing of our stores;

●	Stage 1 — the Initialization Services, including initializing the feasibility plan, digitalization of our stores, delivery of online retailing and e-commerce business and operational solutions for the stores with omni channels;

●	Stage 2 — the Implementation Services, including product and merchandise supply chain configuration, staff training for operation and management of the digital solutions, installation and configuration of hardware, customization of software, concept design and implementation;

●	Stage 3 — the Platform Services, including providing actual operation and management of the store upon delivery and necessary support services.

The Intellectual Property License Agreement

Under the Intellectual Property License, JD US granted us a ten-year limited, non-exclusive, non-transferable, non-sublicensable license in the State of California to:

●	use the brand consisting of a combination of certain marks of JD.com (the “JD.com Marks”) and certain marks of ours in such forms to be agreed upon by mutual written consent of us and JD US (the “Co-Brand”);

●	use the JD.com Marks, but only as incorporated into the Co-Brand; and

●	use, copy and distribute any design or embodiment of the brand image or visual identity by which the Co-Brand will be known to the public, including any design of store layout, signage, advertising and marketing materials, consumer communications, artworks, webpages, mobile app content, and other materials that JD US may provide to us, in all cases solely in connection with our operation and promotion of our retail supermarket stores in the State of California as approved by JD US, and the products and goods and the related services offered and sold in such stores.

TRADEMARKS

“HK GOOD FORTUNE SUPERMARKET” and registered trademarks consisting of the stylized wording of “GOOD FORTUNE” are our self-owned trademark and were filed with the United States Patent and Trademark Office for registration application in September 2021 and is awaiting approval but the 30-day opposition period has expired. Such trademark is currently the brand of our four retail supermarkets and will also cover such other supermarkets that we acquire in the future. We consider our trademark to be a valuable asset that diversifies customer’s value alternatives, a useful strategy to enhance profit margins and an important way to establish and protect our brand in a competitive environment. We are not currently in any trademark disputes with any third party.

INSURANCE

We use a combination of insurance and self-insurance to provide coverage for potential liability for worker’s compensation, automobile and general liability, product liability, employee health care benefits and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency or insurance carriers, and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements on an ongoing basis to ensure that our insurance programs maintain adequate levels of coverage.

REGULATION

As a supermarket retailer, we are subject to numerous health and safety laws and regulations. Our suppliers are also subject to such laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacturing, packaging, labeling, distribution, advertising, sale, quality and safety of products we sell, as well as the health and safety of our team members and the protection of the environment. We are subject to regulation by various government agencies, including the U.S. Food and Drug Administration (the “FDA”), the U.S. Department of Agriculture (the “USDA”), the Federal Trade Commission (the “FTC”), the Occupational Safety and Health Administration (“OSHA”), the Consumer Product Safety Commission (the “CPSC”), the Environmental Protection Agency (the “EPA”), as well as various state and local agencies.

New or revised government laws and regulations, as well as increased enforcement by government agencies, could result in compliance costs and civil remedies. An example is the FDA Food Safety Modernization Act (referred to as “FSMA”), passed in January 2011, which grant the FDA greater authority over the safety of the national food supply. Specifically, the FSMA requires the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products. In addition, the FSMA requires the FDA to establish science-based minimum standards for the safe production and harvesting of produce, requires the FDA to identify “high risk” foods and “high risk” facilities, and instructs the FDA to set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States.

With respect to both food and dietary supplements, the FSMA meaningfully augments the FDA’s ability to access producer’s and supplier’s records. This increased access could permit the FDA to identify areas of concern it had not previously considered to be problematic either for us, our producers, or our suppliers. The FSMA is also likely to result in enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our producers and suppliers. In addition, under the FSMA, the FDA has the authority to inspect certifications and therefore evaluate whether foods and ingredients from our producers and suppliers are compliant with the FDA’s regulatory requirements. Such inspections may delay the supply of certain products or result in certain products being unavailable to us for sale in our stores.

The FDA has broad authority to enforce the provisions of the Federal Food, Drug and Cosmetic Act applicable to the safety, labeling, manufacturing and promotion of foods, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the U.S. courts. Pursuant to the FSMA, the FDA also has the power to refuse the import of any food that is not appropriately verified as in compliance with all FDA laws and regulations. Moreover, the FDA has the authority to administratively suspend the registration of any facility producing food, including supplements, deemed to present a reasonable probability of causing serious adverse health consequences.

In connection with the marketing and advertisement of products we sell, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states. These events could interrupt the marketing and sales of products in our stores, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition, and results of operations.

We are also subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know and alcoholic beverage sales. Certain local regulations may limit our ability to sell alcoholic beverages at certain times. Our stores are subject to unscheduled inspections on a regular basis which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. The buildings in which some stores are located are old and therefore require greater maintenance expenditures by us in order to maintain them in compliance with applicable building codes. If we are unable to maintain these stores in compliance with applicable building codes, we could be required by the building department to close them. Additionally, a number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. Our compliance with these laws may result in modifications to our properties, or prevent us from performing certain further renovations. Furthermore, our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses.

In addition, we are subject to environmental laws pursuant to which we could be held responsible for all of the costs relating to any contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites, regardless of our knowledge of, or responsibility for, such contamination. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, immigration, and work permit requirements.

As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and/or insurance from our suppliers and contract manufacturers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain aspects of their products and we have revised certain provisions of our sales and marketing program.

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, increase our costs or require the reformulation of certain products to meet new standards, recall or discontinue certain products not able to be reformulated, impose additional recordkeeping, expand documentation of the properties of certain products, expand or require different labeling based on scientific substantiation.

Corporate Information

We were founded in July 2019 as Maison International, Inc., an Illinois corporation, with our principal place of business in California. Immediately upon formation, the Company acquired three retail Asian supermarkets in Los Angeles, California and subsequently rebranded them as “HK Good Fortune Supermarkets” or “Hong Kong Supermarkets.” In September 2021, the Company was reincorporated in the State of Delaware as a corporation registered under the laws of the State of Delaware and renamed “Maison Solutions Inc.”

Our corporate headquarters are located in Monterey Park, California. Maison has retail supermarkets in San Gabriel, California, Monrovia, California, El Monte, California and Monterey Park, California.

We are a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or (the “Exchange Act”), and have elected to take advantage of certain aspects of the scaled disclosure available for smaller reporting companies.

Available Information

Our Internet website is www.maisonsolutionsinc.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, under the Investor Relations tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, the SEC maintains a website located at www.sec.gov that contains the information we file or furnish electronically with the SEC.

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the other information set forth in this Annual Report on Form 10-K, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our Class A common stock. If any of the events or developments described below occur, our business, financial condition, or results of operations could be materially or adversely affected. As a result, the market price of our Class A common stock could decline, and investors could lose all or part of their investment.

Risks Related to Our Business

There is no guarantee that our center-satellite model will succeed.

We currently manage and operate four traditional Asian supermarkets, which will be the center stores in our center-satellite business model. We currently own a 10% equity interest in the Alhambra Store. We intend to acquire the remaining 90% of the equity interest in the Alhambra Store with a portion of the proceeds from our initial public offering and operate the Alhambra Store as our first satellite store. Our center-satellite store network model is new and we have no record of success before our initial public offering. We cannot guarantee that our intended center-satellite model will succeed.

We may not be able to successfully implement our growth strategy on a timely basis or at all. Additionally, new stores may place a greater burden on our existing resources and adversely affect our existing business.

Our continued growth depends, in large part, on our ability to open new stores and to operate those stores successfully. Successful implementation of this strategy depends upon, among other things:

●	the identification of suitable sites for store locations;

●	the negotiation and execution of acceptable lease terms;

●	the ability to continue to attract customers to our stores largely through favorable word-of-mouth publicity, rather than through conventional advertising;

●	the hiring, training and retention of skilled store personnel;

●	the identification and relocation of experienced store management personnel;

●	the ability to secure and manage the inventory necessary for the launch and operation of our new stores and effective management of inventory to meet the needs of our stores on a timely basis;

●	the availability of sufficient levels of cash flow or necessary financing to support our expansion; and

●	the ability to successfully address competitive merchandising, distribution and other challenges encountered in connection with expansion into new geographic areas and markets.

We, or our third party vendors, may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. We cannot assure you that we will continue to grow through new store openings. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our business and financial condition and operating results may be adversely affected.

One of our debt financing arrangements is currently in default, which may restrict our current and future business and operations.

As of April 30, 2023, we are in violation of the debt service coverage ratio covenant on our loan with American First National Bank. As of the date of this Annual Report on Form 10-K, American First National Bank has not notified us that we are in default and has not taken any action as a result of this default, and we have not received a waiver from American First National Bank in relation to this violation. If we are unable to obtain continued forbearance from American First National Bank on this loan, we may be subject to repayment of the entire loan amount of $0.31 million at any time prior to the loan maturity date of March 2, 2024 at the sole discretion of American First National Bank, which may have a material adverse impact on our business, operations or financial condition. Management and the Board of Directors are evaluating options to improve liquidity and address the Company’s long-term capital structure; however, there can be no assurance that any such option or plan will be available on favorable terms, or at all.

The terms of our debt financing arrangements, one of which is currently in default, may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

We are a borrower under certain bank loans and loans from the U.S. Small Business Administration (the “SBA”) in the aggregate amount of approximately $2.93 million as of April 30, 2023. These debt financing arrangements contain, and any additional debt financing we may incur would likely contain, covenants that restrict our ability to, among other things: grant liens; incur additional debt; pay dividends on our Class A common stock; redeem our Class A common stock; make certain investments; engage in certain merger, consolidation or asset sale transactions; entering into certain type of transactions with affiliates; pay subordinated debt; purchasing or carrying margin stock; make changes in nature of business; make certain dispositions; guarantee the debts of others; and form joint ventures or partnerships.

Further, failure to comply with the covenants under our debt financing arrangements may have a material adverse impact on our operations. If we fail to comply with any of the covenants under our indebtedness, and are unable to obtain a waiver or amendment, such failure may result in an event of default under our indebtedness.

There is no guarantee that our partnership with JD US will be successful.

In April 2021, we entered into a series of agreements with JD US. Under these agreements, we and JD US agreed that JD US will assist us in upgrading our store management system and improving our product inventory with JD.com’s first tier product sourcing capacity in China. We also expect to benefit from JD.com’s brand name by co-branding our new stores. However, our partnership with JD US is at a very early stage and our success will depend on the long term cooperation with JD US. There is no guarantee that JD US will not terminate its cooperation with us before our business cooperation comes to fruition and there is no guarantee that our business cooperation will come to a successful fruition. Pursuant to our Collaboration Agreement with JD US (the “Collaboration Agreement”), either party may terminate the Collaboration Agreement by giving notice in writing to the other party if the other party commits a material breach of agreement or the other party suffers an Insolvency Event (as defined in the Collaboration Agreement).

Our new store base, or stores opened or acquired in the future, may negatively impact our financial results in the short-term, and may not achieve sales and operating levels consistent with our mature store base on a timely basis or at all and may negatively impact our business and financial results.

We have actively pursued new store growth in existing and new markets and plan to continue doing so in the future. Our growth continues to depend, in part, on our ability to open and operate new stores successfully. New stores may not achieve sustained sales and operating levels consistent with our mature store base on a timely basis or at all. This may have an adverse effect on our financial condition and operating results. In addition, if we acquire stores in the future, we may not be able to successfully integrate those stores into our existing store base and those stores may not be profitable or as profitable as our existing stores.

We cannot assure you that our new store openings will be successful or result in greater sales and profitability for the Company. New stores build their sales volume and their customer base over time and, as a result, generally have lower gross margins and higher operating expenses as a percentage of net sales than our more mature stores. There may be a negative impact on our results from a lower contribution of new stores, along with the impact of related pre-opening and applicable store management relocation costs. Further, we have experienced in the past, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to new, closer locations. Any failure to successfully open and operate new stores in the time frames and at the costs estimated by us could result in an adverse effect on our business and financial condition, operating results and a decline of the price of our Class A common stock.

Because we have entered into a significant number of related party transactions through the course of our routine business operations, there is a risk of conflicts of interest involving our management, and that such transactions may not reflect terms that would be available from unaffiliated third parties.

In the course of our normal business, we have engaged in certain transactions with our related parties which are affiliated with our Chairman and Chief Executive Officer, John Xu, and his wife Grace Xu. In all related party transactions, there is a risk that even if the Company personnel negotiating on behalf of the Company with the related party are striving to ensure that the terms of the transaction are arms-length, the related party’s influence may be such that the transaction terms could be viewed as favorable to that related party. We are likely to continue to engage in these transactions as a result of existing relationships, and may enter into new transactions with related parties. It is possible that we could have received more favorable terms had these agreements been entered into with third parties. See “Certain Relationships and Related Party Transactions” for specific information about our related party transactions.

Security incidents and attacks on our information technology systems could lead to significant costs and disruptions that could harm our business, financial results, and reputation.

We rely extensively on information technology systems to conduct our business, some of which are managed by third-party service providers. Information technology supports several aspects of our business, including among others, product sourcing, pricing, customer service, transaction processing, financial reporting, collections and cost management. Our ability to operate effectively on a day-to-day basis and accurately report our results depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats. We are vulnerable to interruption by power loss, telecommunication failures, internet failures, security breaches and other catastrophic events. Exposure to various types of cyber-attacks such as malware, computer viruses, worms or other malicious acts, as well as human error, could also potentially disrupt our operations or result in a significant interruption in the delivery of our goods and services.

Risks Related to Our Industry

We face competition in our industry, and our failure to compete successfully may have an adverse effect on our profitability and operating results.

Food retail is a competitive industry. Our competition varies and includes national, regional and local conventional supermarkets, national superstores, alternative food retailers, natural foods stores, smaller specialty stores, farmers’ markets, supercenters, online retailers, mass or discount retailers and membership warehouse clubs. Our principal competitors include 99 Ranch Market and HMart for traditional supermarkets and Weee! for online groceries. Each of these stores competes with us on the basis of product selection, product quality, customer service, price, store format, and location, or a combination of these factors. In addition, some competitors are aggressively expanding their number of stores or their product offerings. Many of these competitors may have been in business longer or may have more experience operating multiple store locations or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies or competitors open stores within close proximity to one of our stores, our results of operations may be negatively impacted through a loss of sales, decrease in market share, reduction in margin from competitive price changes or greater operating costs. In addition, other established food retailers could enter our markets, increasing competition for market share.

Our inability to maintain or improve levels of comparable store sales could cause our stock price to decline.

We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the recent past. As a result, our operating results may decline resulting in a corresponding decline in the market price of our Class A common stock. Our store sales may fluctuate and a variety of factors affect comparable store sales, including:

●	general economic conditions;

●	the impact of new and acquired stores entering into the comparable store base;

●	the opening of new stores that eroded store sales in existing areas;

●	increased competitive activity;

●	price changes in response to competitive factors;

●	possible supply shortage;

●	consumer preferences, buying trends and spending levels;

●	product price inflation and deflation;

●	the number and dollar amount of customer transactions in our stores;

●	cycling against any year of above-average sales results;

●	our ability to provide product offerings that generate new and repeat visits to our stores;

●	the level of customer service that we provide in our stores;

●	our price optimization initiative;

●	our in-store merchandising-related activities;

●	our ability to source products efficiently; and

●	the number of stores we open in any period.

Increased commodity prices and availability may impact profitability.

Many products we sell include ingredients such as wheat, corn, oils, milk, sugar, cocoa and other commodities. Commodity prices worldwide have been increasing due to supply chain disruptions, the war in Ukraine or otherwise. Any increase in commodity prices may cause our vendors to seek price increases from us. We cannot assure you that we will be able to mitigate vendor efforts to increase our costs, either in whole, or in part. In the event we are unable to continue mitigating potential vendor price increases, we may, in turn, consider raising our prices, and our customers may be deterred by any such price increases. Our profitability may be impacted through increased costs to us which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

Economic conditions that impact consumer spending could materially affect our business.

Our results of operations may be materially affected by changes in overall economic conditions that impact consumer confidence and spending, including discretionary spending. This risk may be exacerbated if customers choose lower-cost alternatives in response to economic conditions. Current and/or future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates, fuel and energy costs and other matters could reduce consumer spending. In addition, increases in utility, fuel and commodity prices could affect our cost of doing business by increasing the cost of illuminating and operating our stores and the transportation costs borne by our third-party service providers, which they may seek to recover through increased prices charged to us. We may not be able to recover these rising costs through increased prices charged to our customers and these increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, recent increases in inflation have directly impacted our purchase costs, occupancy costs and payroll costs leading us to increase prices to offset these inflationary pressures. Continued increase in inflationary pressures, combined with reduced consumer spending, could reduce gross profit margins. As a result, our business, financial condition and results of operations could be materially and adversely affected.

Our inability to maintain or increase our operating margins could adversely affect the price of our Class A common stock.

We intend to continue to increase our operating margins through scale efficiencies, improved systems, continued cost discipline and enhancements to our merchandise offerings. If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the scale efficiencies that we expect from expansion. If we are not able to continue to capture scale efficiencies, improve our systems, continue our cost discipline, maintain appropriate store labor level and disciplined product selection, and enhance our merchandise offerings, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrinkage. As a result, our operating margins may remain flat or decline, which could materially and adversely affect business, financial condition, results of operations and, in turn, the price of our Class A common stock.

We may be unable to protect or maintain our intellectual property, including HK Good Fortune, which could result in customer confusion and adversely affect our business.

We rely on a combination of trademark, trade secret, copy right and domain name law and internal procedures and nondisclosure agreements to protect our intellectual property. We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. In particular, our trademarks, including our registered trade name “HK GOOD FORTUNE SUPERMARKET” and registered trademarks consisting of the stylized wording of “GOOD FORTUNE”, and our domain names, including https://maisonsolutionsinc.com/, are valuable assets that reinforce our customers’ favorable perception of our stores. However, there can be no assurance that our intellectual property rights will be sufficient to distinguish our products and services from those of our competitors and to provide us with a competitive advantage.

Our success depends upon our ability to source and market new products to meet our high standards and customer preferences and our ability to offer our customers an aesthetically pleasing shopping environment.

Our success depends on our ability to source and market new products that both meet our standards for quality and appeal to customers’ preferences. A small number of our employees, including our in-house merchants, are primarily responsible for both sourcing products that meet our high specifications and identifying and responding to changing customer preferences. Failure to source and market such products, or to accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at our stores and a decrease in the amount customers spend when they visit our stores. In addition, the sourcing of our products is dependent, in part, on our relationships with our vendors. If we are unable to maintain these relationships we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers. We also attempt to create a pleasant and aesthetically appealing shopping experience. If we are not successful in creating a pleasant and appealing shopping experience we may lose customers to our competitors. If we do not succeed in maintaining good relationships with our vendors, introducing and sourcing new products that consumers want to buy or if we are unable to provide a pleasant and appealing shopping environment or maintain our level of customer service, our sales, operating margins and market share may decrease, resulting in reduced profitability, which could materially and adversely affect our business, financial condition and results of operations.

If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends, in substantial part, on our ability to:

●	anticipate, identify and react to grocery and food trends and changing consumer preferences in a timely manner;

●	translate market trends into appropriate, saleable product and service offerings in our stores before our competitors do; and

●	develop and maintain vendor relationships that provide us access to the newest merchandise on reasonable terms.

If we are unable to anticipate and satisfy consumer preferences in the regions where we operate, our sales may decrease, which could have a material adverse effect on our business, financial condition and results of operations and, in turn, the price of our Class A common stock.

Because our stores rely heavily on sales of perishable products, or product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products. Sales of perishable products accounted for approximately 56.5% and 57.5% of our total sales in fiscal years 2023 and 2022, respectively. We rely on various suppliers and vendors to provide and deliver our perishable product inventory on a continuous basis. We could suffer significant product inventory losses in the event of the loss of a major supplier or vendor, disruptions of our distribution network, extended power outages, natural disasters such as floods, droughts, frosts, earthquakes, hurricanes and pestilences or other catastrophic occurrences. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, fresh produce. We have implemented certain systems to ensure our ordering is in line with demand. We cannot assure you, however, that our ordering system will always work efficiently, in particular in connection with the opening of new stores, which have no, or a limited, ordering history. If we were to over-order, which could result in inventory losses, or otherwise were not able to maintain inventory suitable for our business needs, it would materially and negatively impact our operating results.

Products we sell could cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation.

There is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury, or death caused by products we sell could result in the discontinuance of sales of these products or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to product liability or negligence lawsuits for which we do not have adequate insurance coverage. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. The real or perceived sale of contaminated or harmful products would cause negative publicity regarding our company, brand, or products, which could in turn harm our reputation and net sales, and could have a material adverse effect on our business, results of operations or financial condition and, in turn, the price of our Class A common stock.

We may experience negative effects to our reputation from real or perceived quality or health issues with our food products, which could have an adverse effect on our operating results.

We could be materially and adversely affected if consumers lose confidence in the safety and quality of products we sell. Concerns regarding the safety of our food products or the safety and quality of our food supply chain could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of food, even if the basis for the concern is outside of our control. In addition, adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving products sold at our stores, could discourage consumers from buying our products and have an adverse effect on our operating results. Furthermore, the sale of food products entails an inherent risk of product liability claims, product recall and the resulting negative publicity. Food products containing contaminants could be inadvertently distributed by us and, if processing at the consumer level does not eliminate them, these contaminants could result in illness or death. We cannot assure you that product liability claims will not be asserted against us or that we will not be obligated to perform product recalls in the future.

Any lost confidence on the part of our customers would be difficult and costly to re-establish. Any such adverse effect could be exacerbated by our position in the market as a purveyor of fresh, high-quality food products and could significantly reduce our brand value. Issues regarding the safety of any food items sold by us, regardless of the cause, could have a substantial and materially adverse effect on our sales and operating results.

The current geographic concentration of our stores creates an exposure to local economies, regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our financial condition and results of operations.

We currently operate all of our stores in the Los Angeles, California metropolitan area. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially and adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases, wage increases, and changes in economic conditions.

Severe weather conditions and other catastrophic occurrences such as earthquakes and fires in areas in which we have stores or from which we obtain products may materially and adversely affect our results of operations. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and materially and adversely affect our business and financial condition and result of operations.

Energy costs are an increasingly significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability.

We utilize natural gas, water, sewer and electricity in our stores and gasoline and diesel are used in trucks that deliver products to our stores. We may also be required to pay certain adjustments or other amounts pursuant to our supply and delivery contracts in connection with increases in fuel prices. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply or an anticipation of any such events will increase the costs of operating our stores. Our shipping costs have also increased recently due to rising fuel and freight prices, and these costs may continue to increase. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase, which would impact our profitability, financial condition and results of operations.

Our business could be harmed by a failure of our information technology, administrative or outsourcing systems.

We rely on our information technology, administrative and outsourcing systems to effectively manage our business data, communications, supply chain, order entry and fulfillment and other business processes. The failure of our information technology, administrative or outsourcing systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business to suffer. In addition, our information technology and administrative and outsourcing systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers, require us to expend significant time and expense developing, maintaining or upgrading our information technology, administrative or outsourcing systems or prevent us from paying our suppliers or employees, receiving payments from our customers or performing other information technology, administrative or outsourcing services on a timely basis. Any material interruption in our information systems may have a material adverse effect on our business, financial condition and operating results.

If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business.

We and our customers could suffer harm if customer information were accessed by third parties due to a security failure in our systems. The collection of data and processing of transactions require us to receive, transmit and store a large amount of personally identifiable and transaction related data. This type of data is subject to legislation and regulation in various jurisdictions. Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. If some of the current proposals are adopted, we may be subject to more extensive requirements to protect the customer information that we process in connection with the purchases of our products. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition and cash flows due to the costs and negative market reaction relating to such developments. Additionally, if we suffer data breaches one or more of the credit card processing companies that we rely on may refuse to allow us to continue to participate in their network, which would limit our ability to accept credit cards at our stores and could adversely affect our business and financial condition and results of operations.

Disruption of any significant supplier relationship could negatively affect our business.

We work with four primary suppliers. These primary suppliers accounted for approximately 51.5% and 61.3% of our total purchases in fiscal years 2023 and 2022, respectively. Due to this concentration of purchases from these primary suppliers, the cancellation of our supply arrangement with any of them or the disruption, delay or inability of any of them to deliver products to our stores may materially and adversely affect our operating results while we attempt to establish alternative distribution channels. If our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. In addition, we also do not have agreements in writing with these suppliers, and we may not be able to contract with them on acceptable terms or at all. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms if at all. The price may increase in doing business through these suppliers which could adversely affect our business, financial condition and results of operations.

Our reliance on relatively few vendors for the majority of our inventory could adversely affect our ability to operate.

We currently rely on a relatively small number of vendors to provide us with the majority of our inventory, with 3 of our vendors providing approximately 33% of our total inventory in the year ended April 30, 2023 and 3 of our vendors providing approximately 58% of our total inventory in the year ended April 30, 2022. These third-party vendors are not our employees, and except for remedies available to us under our agreements with such third-party, we have limited ability to control the amount or timing of resources that any such third-party will devote to manufacturing our supplies. If these third-party vendors do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our inventory may not be sufficient to meet the needs of our customers and we may lose revenue. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. We often use vendors selectively for quality and cost reasons. Significant price increases, or disruptions in the ability to obtain inventory from existing vendors, may force us to increase our prices (which we may be unable to do) or reduce our margins, which would force us to use alternative vendors. As such, our reliance on relatively few vendors could have an adverse effect on our business, results of operations, financial condition and prospects.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Any change in the existing vendors we use could cause delays in the delivery of products and possible losses in revenue, which could adversely affect our business, financial condition, and results of operations. In addition, alternative vendors may not be available, or may not provide their products and services at similar or favorable prices. If we cannot obtain the inventory, or alternatives at similar or favorable prices, our ability to serve our customers may be severely impacted, which could have an adverse effect on our business, financial condition, and results of operations.

Supply chain risks may affect our business plans.

The products we sell are sourced from a wide variety of domestic and international vendors. Continued supply chain disruptions or the inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely affect our business. Failure to adequately source and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, and diminished brand loyalty. Additionally, if the supply chain disruptions caused by the COVID-19 pandemic and/or the war in Ukraine continue to occur, we may experience continued supply chain disruption which could result in delays in new store openings. We expect to still be impacted by global logistics challenges in the fiscal year ending April 30, 2023.

Our high level of fixed lease obligations could adversely affect our financial performance.

Our high level of fixed lease obligations will require us to use a significant portion of cash generated by our operations to satisfy these obligations, and could adversely impact our ability to obtain future financing to support our growth or other operational investments. We require substantial cash flows from operations to make our payments under our operating leases, all of which provide for periodic increases in rent. If we are not able to make the required payments under our store leases, the lenders or owners of the relevant stores could, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. Our failure to make payments under our operating leases could trigger defaults under other leases or under agreements governing our indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder.

If we are unable to renew or replace current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases is terminated prior to expiration of its stated term, and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

We currently lease all of our store locations. Many of our current leases provide a unilateral option to renew for several additional rental periods at specific rental rates. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional store locations, could depend on conditions in the real estate market, competition for desirable properties, its relationships with current and prospective landlords, or other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

Our sales had increased during the COVID-19 pandemic and there is no guarantee that such increase will continue post the Pandemic.

Since early 2020, in response to the spread of COVID-19, customers shopped for extra food, groceries, supplies and merchandises to put into storage. However, as the COVID-19 pandemic has been gradually contained in United States, customers began returning to their normal shopping habits and consequently their spending on food and groceries may decline. Pandemic-induced extra shopping may not be sustained, and in future periods our revenue may decline. The COVID-19 pandemic also caused travel and transportation restrictions, which put a strain on our supply chain. In addition, the United States is in general experiencing a labor shortage across industries and we are also experiencing difficulties in hiring a sufficient number of employees, which has reduced our capacity and efficiency of our operations. At this point, the extent to which the COVID-19 pandemic impacts our long-term results remains uncertain, and we are closely monitoring its impact on us. Our business, results of operations, financial conditions and prospects could be adversely affected directly, as well as indirectly to the extent that COVID-19 or any other pandemic or natural disaster harms the U.S. economy in general and/or subsequent labor shortages continue.

Legal proceedings could materially impact our business, financial condition and results of operations.

Our operations, which are characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in some other industries. Consequently, we may be a party to individual personal injury, product liability, intellectual property, employment-related and other legal actions in the ordinary course of our business, including litigation arising from food-related illness. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While we maintain insurance, insurance coverage may not be adequate, and the cost to defend against future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may materially and adversely affect our business, financial condition, and results of operations.

Claims under our insurance plans may differ from our estimates, which could materially impact our results of operations.

We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability (including, in connection with legal proceedings described under “— Legal proceedings could materially impact our business, financial condition and results of operations” above), property insurance, director and officers’ liability insurance, vehicle liability and team member health-care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

Failure to sustain customer growth or failure to maintain customer relationships could materially and adversely affect our business and operating results.

Customer loyalty and growth are essential to our business. Damage to our reputation or failure to anticipate the needs of our customers could diminish customer loyalty and reduce customer activity in stores and on our e-commerce platform, which could cause our revenue income to decline and negatively impact our profitability. In addition, if our existing and new business opportunities fail to retain our existing customers or attract new customers on a sustained basis, then our operating results could be adversely affected.

Failure to retain our senior management and other key personnel could negatively affect our business.

We are dependent upon John Xu, our Chief Executive Officer, and a number of other senior management executives and other key personnel who have experience in our industry and are familiar with our business, systems and processes. These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture, and the reputation we enjoy with suppliers and consumers. The loss of services of one or more of these executives or other key employees could have a material adverse effect on our business and financial condition and results of operations. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause our stock price to decline. We do not maintain key person insurance on any employee. In addition, none of our key employees are subject to non-competition or non-solicitation obligations.

If we are unable to attract, train and retain employees, we may not be able to grow or successfully operate our business.

The supermarket retail industry is labor intensive and our success depends, in part, upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and consumers. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, financial condition and results of operations.

Prolonged labor disputes with employees and increases in labor costs could adversely affect our business.

Changes in federal and state minimum wage laws and other laws relating to employee benefits, pension plans, including the Patient Protection and Affordable Care Act, could cause us to incur additional wage and benefit costs. Increased labor costs would increase our expenses and have an adverse impact on our profitability. In addition, any work stoppages or labor disturbances as a result of employees’ dissatisfaction of their current employment terms could have a material adverse effect on our financial condition, results of operations and cash flows. We also expect that in the event of a work stoppage or labor disturbance, we could incur additional costs and face increased competition.

As we grow, we may face organized labor disputes or work stoppages, which could have an adverse impact on our operations and financial results.

Currently none of our employees are subject to a collective bargaining agreement. However, as we grow and the number of employees continues to increase, it is possible that our employees may want to negotiate collective bargaining agreements with us. If this occurs and if we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. As part of any collective bargaining agreements, we may need to fund additional pension contributions, which would negatively impact our free cash flow. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs which could adversely impact on our financial results.

We will require significant additional capital to fund our expanding business, which may not be available to us on satisfactory terms or at all, and even if it is available, failure to use our capital efficiently could have an adverse effect on our profitability.

To support our expanding business and pursue our growth strategy, we will utilize significant amounts of cash generated by our operations to pay our lease obligations, build out new store space, purchase inventory, pay personnel, further invest in our infrastructure and facilities, and pay for the increased costs associated with operating as a public company. We primarily depend on cash flow from operations and borrowings under our credit facility to fund our business and growth plans. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations to fund these activities, and sufficient funds are not otherwise available to us under our revolving credit facility, we may need additional equity or debt financing. If such financing is not available to us, or is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, significantly curtail or eliminate planned store openings or operations or other elements of our growth strategy.

We may incur additional indebtedness in the future, which could adversely affect our financial health and our ability to react to changes to our business.

We may incur additional indebtedness in the future. Any increase in the amount of our indebtedness could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, curtail growth plans or scale back operations, or seek additional equity investment. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

Our level of indebtedness has important consequences to you and your investment in our Class A common stock. For example, our level of indebtedness may:

●	require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to us for working capital, capital expenditures, growth plans and/or other general corporate purposes;

●	limit our ability to pay future dividends;

●	limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy including both growth strategy on new store development and operational strategy in existing stores;

●	heighten our vulnerability to general adverse economic conditions, downturns in our business, the food retail industry, or in the general economy and limit our flexibility in planning for, or reacting to, changes in our business and the food retail industry, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

●	prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base and product offerings.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to make payments on our indebtedness or to fund our operations.

We are dependent on third-party e-commerce platforms and on third-party networks.

Our success depends on our ability to attract and retain new customers and expand our customer base. A substantial portion of our customer traffic comes from links shared by members through our social networks and via third-party online e-commerce platforms. Any interruption to or discontinuation of our relationships with major social network operators may severely and negatively impact our ability to continue growing our user base, thereby producing a material adverse effect on our business. In addition, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us are in compliance with applicable regulatory and legal requirements. While we seek representations and warranties, indemnifications and/or insurance from our suppliers and contract manufacturers, any claims of non-compliance could significantly damage our reputation and consumer confidence in products we sell.

Risks Related to Regulatory Compliance and Legal Matters

Changes in U.S. trade policies could have a material adverse impact on our business.

Changes in U.S. trade policies, such as the imposition of tariffs on various goods and a potential resulting trade war in China and other countries, could have a material adverse impact on our business. Some of our products are produced in China and other foreign countries, making the price and availability of our products susceptible to international trade risks and other international conditions. We are unable to predict future trade policy of the United States, China, or of any foreign countries from which we purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business. Recent trade tensions between the United States and China could directly impact the import of our products and could have a significant adverse impact on the cost of our goods and the prices at which we offer them for sale. The adoption or expansion of trade restrictions and tariffs, a trade war, or other governmental action related to tariffs may adversely affect our business as it may impact the cost of and demand for our products, our overall costs, our customers, our supplies, and the world economy, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows.

Changes in and enforcement of immigration laws could increase our costs and adversely affect our ability to attract and retain qualified store-level employees.

Federal and state governments from time to time implement laws, regulations or programs that regulate our ability to attract or retain qualified employees. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we have implemented, and are in the process of enhancing, procedures to ensure our compliance with the employment eligibility verification requirements, there can be no assurance that these procedures are adequate and some of our employees may, without our knowledge, be unauthorized workers. The employment of unauthorized workers may subject us to fines or civil or criminal penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and makes it more difficult to hire and keep qualified employees. There can be no assurance that any future audit will not require us to terminate employees and pay fines or other penalties. The termination of a significant number of employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. Our operating results could be materially harmed as a result of any of these factors.

We, as well as our vendors, are subject to numerous federal, and local laws and regulations and our compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, raise regulatory enforcement risks not present in the past, or otherwise adversely affect our business, results of operations and financial condition.

As a supermarket retailer, we are subject to numerous health and safety laws and regulations. Our suppliers are also subject to such laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacturing, packaging, labeling, distribution, advertising, sale, quality and safety of products we sell, as well as the health and safety of our team members and the protection of the environment. We are subject to regulation by various government agencies, including the U.S. Food and Drug Administration (the “FDA”), the U.S. Department of Agriculture (the “USDA”), the Federal Trade Commission (the “FTC”), the Occupational Safety and Health Administration (“OSHA”), the Consumer Product Safety Commission (the “CPSC”), the Environmental Protection Agency (the “EPA”), as well as various state and local agencies.

New or revised government laws and regulations, such as the FDA Food Safety Modernization Act (referred to as “FSMA”) passed in January 2011, which grants the FDA greater authority over the safety of the national food supply as well as increased enforcement by government agencies, could result in additional compliance costs and civil remedies. Specifically, the FSMA requires the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products. In addition, the FSMA requires the FDA to establish science-based minimum standards for the safe production and harvesting of produce, requires the FDA to identify “high risk” foods and “high risk” facilities and instructs the FDA to set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States.

With respect to both food and dietary supplements, the FSMA meaningfully augments the FDA’s ability to access producer’s and supplier’s records. This increased access could permit the FDA to identify areas of concern it had not previously considered to be problematic either for us, our producers or our suppliers. The FSMA is also likely to result in enhanced tracking and tracing of food requirements and, as a result, added recordkeeping burdens upon our producers and suppliers. In addition, under the FSMA, the FDA has the authority to inspect certifications and therefore evaluate whether foods and ingredients from our producers and suppliers are compliant with the FDA’s regulatory requirements. Such inspections may delay the supply of certain products or result in certain products being unavailable to us for sale in our stores.

The FDA has broad authority to enforce the provisions of the Federal Food, Drug and Cosmetic Act applicable to the safety, labeling, manufacturing and promotion of foods, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the U.S. courts. Pursuant to the FSMA, the FDA also has the power to refuse the import of any food that is not appropriately verified as in compliance with all FDA laws and regulations. Moreover, the FDA has the authority to administratively suspend the registration of any facility producing food, including supplements, deemed to present a reasonable probability of causing serious adverse health consequences.

In connection with the marketing and advertisement of products we sell, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states. These events could interrupt the marketing and sales of products in our stores, severely damage our brand reputation and public image, increase the cost of products in our stores, result in product recalls or litigation, and impede our ability to deliver merchandise in sufficient quantities or quality to our stores, which could result in a material adverse effect on our business, financial condition and results of operations.

We are also subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know and alcoholic beverage sales. Certain local regulations may limit our ability to sell alcoholic beverages at certain times. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. The buildings in which some stores are located are old and therefore require greater maintenance expenditures by us in order to maintain them in compliance with applicable building codes. If we are unable to maintain these stores in compliance with applicable building codes, we could be required by the building department to close them. Additionally, a number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. Our compliance with these laws may result in modifications to our properties, or prevent us from performing certain further renovations Furthermore, our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses.

In addition, we are subject to environmental laws pursuant to which we could be held responsible for all of the costs relating to any contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites, regardless of our knowledge of, or responsibility for, such contamination. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, immigration, and work permit requirements.

As is common in our industry, we rely on our suppliers and contract manufacturers to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and/or insurance from our suppliers and contract manufacturers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In order to comply with applicable statutes and regulations, our suppliers and contract manufacturers have from time to time reformulated, eliminated or relabeled certain aspects of their products and we have revised certain provisions of our sales and marketing program.

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, increase our costs or require the reformulation of certain products to meet new standards, recall or discontinue certain products not able to be reformulated, impose additional recordkeeping, expand documentation of the properties of certain products, expand or require different labeling based on scientific substantiation. Any or all of such requirements could have a material adverse effect on our business, financial condition and results of operations.

The effects of global climate change could present risks to our business.

The long-term effects of global climate change may present both physical and transition risks. Changes in extreme weather conditions or changes in technology are expected to produce widespread and unexpected results. These changes may impact our ability to obtain goods and services required for the success of our business. Additionally, we face the risk of physical damages to stores and distribution or fulfillment centers as a result of the physical risks of climate change. The transition to alternative energy sources, versus using natural gas, diesel fuel, or gasoline, may increase our costs. The impact of these events can adversely affect our operations, financial condition, and results of operations or cash flows.

Risks Related to Ownership of Our Class A Common Stock and our Initial Public Offering

There is no guarantee that our application to list our Class A common stock on the Nasdaq Capital Market will be approved, and if our Class A common stock are listed on the Nasdaq Capital Market, there can be no assurance that we will be able to comply with the Nasdaq Capital Market’s continued listing standards.

We have applied to list our Class A common stock on the Nasdaq Capital Market under the symbols "MSS”. There can be no assurance that the Nasdaq Capital Market will approve our application for the listing of our Class A common stock. The approval process for the listing of our shares on the Nasdaq Capital Market, or any other exchange, involves factors beyond our control. Among other things, we will be required to meet the Nasdaq Capital Market’s threshold for stockholders’ equity, which will require us to raise additional capital, of which there can be no assurance. We will also be required to meet minimum market value of unrestricted publicly held shares, minimum share price and other listing criteria, of which there can be no assurance.

If our Class A common stock is approved for listing on the Nasdaq Capital Market, there is no guarantee that we will be able to maintain such listing for any period of time by perpetually satisfying the Nasdaq Capital Market’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from the Nasdaq Capital Market.

The absence of such a listing may adversely affect the acceptance of our Class A common stock as currency or the value accorded by other parties. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our Class A common stock and the ability of our stockholders to sell our Class A common stock in the secondary market. If our Class A common stock is delisted by the Nasdaq Capital Market, our Class A common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB or the OTC Pink Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In the event our Class A common stock are delisted from the Nasdaq Capital Market in the future, we may not be able to list our Class A common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

If our stock price declines after our initial public offering, you could lose a significant part of your investment and we may be sued in a securities class action.

The trading price of our Class A common stock is likely to be volatile and will fluctuate due to broad market and industry factors including the performance and fluctuation in the market prices or the underperformance of companies in our industry. Furthermore, securities markets may, from time to time, experience significant price and volume fluctuations that are not reflective of our operating performance.

The market price of our stock may be influenced by many factors, some of which are beyond our control, including those described above in “— Risks Related to Our Business” and the following:

●	actual or anticipated fluctuations in our quarterly or annual financial results;

●	delays in, or our failure to provide, financial guidance;

●	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

●	the failure of securities analysts to cover our Class A common stock after our initial public offering;

●	changes in financial estimates by securities analysts;

●	the inability to meet the financial estimates of analysts who follow our Class A common stock;

●	strategic actions by us or our competitors;

●	actual or anticipated growth rates relative to our competitors;

●	various market factors or perceived market factors, including rumors, whether or not correct, involving us or our competitors;

●	fluctuations in stock market prices and trading volumes of securities of similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

●	sales, or anticipated sales, of large blocks of our stock;

●	short selling of our Class A common stock by investors;

●	additions or departures of key personnel;

●	new store openings or entry into new markets by us or by our competitors;

●	regulatory or political developments;

●	changes in accounting principles or methodologies;

●	litigation and governmental investigation;

●	general financial market condition or events;

●	economic, legal and regulatory factors unrelated to our performance;

●	discussion of use or our stock price by the financial press and in online investor forum;

●	variations in our quarterly operating results and those of our competitors;

●	general economic and stock market conditions;

●	risks related to our business and our industry, including those discussed above;

●	changes in conditions or trends in our industry, markets or customers;

●	terrorist acts;

●	future sales of our Class A common stock or other securities;

●	public evaluations of our business models and our revenues, earnings and growth potential; and

●	investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the price or liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit or paying for settlements or damages. Such a lawsuit could also divert the time and attention of our management from our business.

As a result of these factors, investors in our Class A common stock may not be able to resell their shares at or above the initial offering price or may not be able to resell them at all. These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

Future sales, or the perception of future sales, of our Class A common stock may depress the price of our Class A common stock.

The market price of our Class A common stock could decline significantly as a result of sales of a large number of shares of our Class A common stock in the market after our initial public offering. The sales, or the perception that these sales might occur, could depress the market price. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In connection with our initial public offering, the Company, our directors and executive officers and non-affiliate holders of 5% or greater of our Class A common stock have each agreed to lock-up restrictions, meaning that we and they and their permitted transferees will not be permitted to sell any shares of our Class A common stock for twelve (12) months after the closing of our initial public offering, subject to certain exceptions, without the prior joint consent of the Representative. Although we have been advised that there is no present intention, the Representative may, in its sole discretion, release all or any portion of the shares of our Class A common stock from the restrictions in any of the lock-up agreements described above.

Also, in the future, we may issue shares of our Class A common stock in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of Class A common stock.

Our costs will increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

We historically have operated our business as a private company. As a public company, we will incur additional legal, accounting, compliance and other expenses that we have not incurred as a private company. After our initial public offering, we will become obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 and Proxy Statements under Section 14 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we will also become subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq, and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which will impose significant compliance obligations upon us. We will need to institute a comprehensive compliance function; establish internal policies; ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis; design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the Sarbanes-Oxley Act; involve and retain outside counsel and accountants in the above activities and establish an investor relations function.

The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq, have imposed increased regulation and disclosure and required enhanced corporate governance practices of public companies. Our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These changes will require a significant commitment of additional resources. We may not be successful in implementing these requirements, and implementing them could materially and adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq. Any such action could harm our reputation and the confidence of investors and customers in our Company and could materially and adversely affect our business and result in the delisting of our Class A common stock with both Nasdaq and the SEC.

Our management has limited experience managing a public company and our current resources may not be sufficient to fulfill our public company obligations.

Following the completion of our initial public offering, we will be subject to various regulatory requirements, including those of the SEC and Nasdaq. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Our management team has limited experience in managing a public company and, historically, has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or employees. Our business could be adversely affected if our internal infrastructure is inadequate, we are unable to engage outside consultants or are otherwise unable to fulfill our public company obligations.

John Xu has substantial control over the Company and maintains the ability to control the election of directors and other matters submitted to stockholders for approval, which limits your ability to influence corporate matters and may result in actions that you do not believe to be in our interests or your interests.

John Xu, our Chief Executive Officer, has substantial control over the Company and maintains the ability to control the election of directors and other matters submitted to stockholders for approval, which limits your ability to influence corporate matters and may result in actions that you do not believe to be in our interests or your interests. As a result, John Xu will be able to exert actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction.

This concentrated control will limit your ability to influence corporate matters, and the interests of John Xu may not coincide with our interests or your interests. As a result, he may take actions that you do not believe to be in our interests or your interests and that could depress the price of our Class A common stock.

We do not intend to pay cash dividends on our Class A common stock after the consummation of our initial public offering and, as a result, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends after the consummation of our initial public offering. In addition, our ability to declare and pay cash dividends is restricted by our revolving credit facility. The declaration and payment of future cash dividends to holders of our Class A common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, and restrictions in our debt agreements and other factors our board of directors deems relevant. As a result, capital appreciation, if any, of our Class A common stock will be your sole source of potential gain for the foreseeable future. The market price for our Class A common stock after our initial public offering might not exceed the price that you pay for our Class A common stock in our initial public offering.

If securities or industry analysts do not publish or cease publishing research or reports about our business or our market, or if they adversely change their recommendations regarding our Class A common stock, or if our operating results do not meet their expectations, the stock price and/or trading volume of our Class A common stock could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts, if any, may publish about us, our business or our competitors. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our Company downgrades our stock or if our operating results do not meet their expectations or provide more favorable relative recommendations about our competitors, our stock price could decline.

Our amended and restated Certificate of Incorporation contains anti-takeover provisions that could discourage a third party from acquiring us, which could limit our shareholders’ opportunity to sell their shares of Class A common stock at a premium.

Our amended and restated Certificate of Incorporation contains provisions to limit the ability of others to acquire control of our Company or cause us to engage in change-of-control transactions. These provisions could have the effect of depriving our shareholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our Company in a tender offer or similar transaction. For example, our board of directors has the authority, without further action by our shareholders, to issue shares of preferred stock in one or more series and to fix their designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with our Class A common stock. Shares of preferred stock could be issued quickly with terms calculated on a delay to prevent a change in control of our Company or make removal of management more difficult. If our board of directors decides to issue shares of preferred stock, the price of our Class A common stock may fall and the voting and other rights of the holders of our Class A common stock may be materially and adversely affected. In addition, our amended and restated Certificate of Incorporation contains other provisions that could limit the ability of third parties to acquire control of our Company or cause us to engage in a transaction resulting in a change of control.

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions, which could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, or other employees and may discourage lawsuits with respect to such claims.

Unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought against or on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), (iv) any action as to which the DGCL confers jurisdiction upon the Court of Chancery of the State of Delaware, or (v) any action asserting a claim governed by the internal affairs doctrine shall, to the fullest extent permitted by law, be the Court of Chancery of the State of Delaware (or, only if the Court of Chancery of the State of Delaware declines to accept jurisdiction over a particular matter, any state or federal court located within the State of Delaware). However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and as such, the exclusive jurisdiction clauses set forth above would not apply to such suits. Furthermore, Section 22 of the Securities Act provides for concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and as such, the exclusive jurisdiction clauses set forth above would not apply to such suits.

Although we believe the exclusive forum provision benefits us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, or other employees and may discourage lawsuits with respect to such claims.

Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance. Fluctuations in our quarterly financial results could affect our stock price in the future.

Our operating results have historically varied from period-to-period, and we expect that they will continue to as a result of a number of factors, many of which are outside of our control. If our quarterly financial results or our forecasts of future financial results fail to meet the expectations of securities analysts and investors, our Class A common stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. Our operating results for prior periods may not be effective predictors of our future performance.

We may incur significant fluctuations in our quarterly financial and other operating results, including fluctuations in our key metrics. This variability and unpredictability could result in our failing to meet our internal operating plan or the expectations of securities analysts or investors for any period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class action suits. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on margins in the short term.

Limitation of liability and indemnification of officers and directors could adversely impact investors’ ability to bring claims against them.

Our officers and directors are required to exercise good faith and high integrity in the management of our affairs. Our Certificate of Incorporation provides, however, that our officers and directors shall have no personal liability to us or our stockholders for damages for any breach of duty owed to us or our stockholders, unless they breached their duty of loyalty, did not act in good faith, knowingly violated a law, or received an improper personal benefit. Our Certificate of Incorporation and By-laws also provide for the indemnification by us of our officers and directors against any losses or liabilities they may incur by reason of their serving in such capacities, provided that they do not breach their duty of loyalty, act in good faith, do not knowingly violate a law, and do not receive an improper personal benefit. Additionally, we have entered into employment agreements with our officers, which specify the indemnification provisions provided by the By-laws and provide, among other things, that to the fullest extent permitted by applicable law, the Company will indemnify such officer against any and all losses, expenses and liabilities arising out of such officer’s service as an officer of the Company.

Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

The resale of shares of our Class A common stock could adversely affect the market price of our Class A common stock and our ability to raise additional equity capital.

There are currently 13,760,000 shares of Class A common stock issued and outstanding. All the outstanding shares of Class A common stock are restricted shares subject to resale under Rule 144 and subsequent thereafter to any lock-up agreements described below.

If our stockholders sell substantial amounts of our Class A common stock in the public market, including shares issuable upon the effectiveness of a registration statement, upon the expiration of any statutory holding period under Rule 144, any lock-up agreement or shares issued upon the exercise of outstanding options, warrants, or restricted stock awards could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our Class A common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our Class A common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. An affiliate may sell an amount equal to the greater of 1% of the outstanding 13,760,000 shares of Class A common stock, or the average weekly number of shares sold on the Nasdaq Capital Market in the last four weeks prior to such sale. Such sales may be repeated once every three months and any of the restricted shares may be sold by a non-affiliate without any restrictions after they have been held one year.

We may become subject to “penny stock” rules, which could damage our reputation and the ability of investors to sell their shares of Class A common stock.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; manipulation of prices through prearranged matching of purchases and false and misleading press releases; “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the penny stock designation may adversely affect the development of any public market for our shares of Class A common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in penny stock is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars ($5.00) per share; (ii) that are not traded on a “recognized” national exchange; and (iii) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years) or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Class A common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock. Rule 15g-9 of the SEC requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.

This procedure requires the broker-dealer to (i) obtain from the investor information concerning his financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company’s stockholders to resell their shares of Class A common stock to third parties or to otherwise dispose of them.

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that our management may provide from time to time (including, but not limited to, financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in (or incorporated by reference in) this Annual Report on Form 10-K should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such.

If we were to dissolve, the holders of our securities may lose all or substantial amounts of their investments.

If we were to dissolve as a corporation, as part of ceasing to do business or otherwise, we may be required to pay all amounts owed to any creditors and/or preferred stockholders before distributing any assets to the investors and/or preferred stockholders. There is a risk that, in the event of such a dissolution, there will be insufficient funds to repay amounts owed to holders of any of our indebtedness and insufficient assets to distribute to our other investors, in which case investors could lose their entire investment.

An investment in our Company may involve tax implications, and you are encouraged to consult your own tax and other advisors as neither we nor any related party is offering any tax assurances or guidance regarding our Company or your investment.

An investment in our Company generally involves complex federal, state and local income tax considerations. Neither the Internal Revenue Service nor any state or local taxing authority has reviewed the transactions described herein and may take different positions than the ones contemplated by management. You are strongly urged to consult your own tax and other advisors prior to investing, as neither we nor any of our officers, directors, or related parties are offering you tax or similar advice, nor are any such persons making any representations and warranties regarding such matters.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate this material weakness or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We and our independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting in connection with the audited consolidated financial statements for the years ended April 30, 2023 and 2022. The material weaknesses identified relate to (i) insufficient full-time employees with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP and address complex accounting issues under U.S. GAAP; (ii) the lack of timely related party transaction monitoring and the failure to keep a related party list and keep records of related party transactions on a regular basis; (iii) the failure to keep an up-to-date perpetual inventory control system or timely perform company-wide inventory count at or near its fiscal year-end date. Specifically, maintaining records for inbound warehouse purchases or have specialized personnel to scan goods into the warehouse on a timely basis; (iv) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned; ;(v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management; and (vi) accounting personnel have the ability in the accounting system to prepare, review, and post the same accounting journal entry.

Although we continue to remediate our material weakness, we may be unable to remediate it in a timely manner, or at all, and additional weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to remediate the material weakness or otherwise develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the maintenance requirements of Nasdaq. As a result, investors may lose confidence in our financial reporting and our stock price may decline as a result.

Additionally, when we cease to be an “emerging growth company” under the federal securities laws, our independent registered public accounting firm may be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations, and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods.

If we do not appropriately maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results and the market price of our securities may be adversely affected.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required under Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting.

However, if we fail to maintain effective internal control over financial reporting in the future, our management may not be able to conclude that we have effective internal control over financial reporting at a reasonable assurance level. This could, in turn, result in the loss of investor confidence in the reliability of our financial statements and negatively impact the trading price of our securities.

We are a “Controlled Company” within the meaning of the Nasdaq Stock Market Rules and, as a result, may, and intend to, rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.

We are, and will remain, a “Controlled Company” as defined under the Nasdaq Stock Market Rules because, as long as our CEO John Xu holds more than 50% of the Company’s voting power, he will exercise control over the management and affairs of the company and matters requiring stockholder approval, including the election of the Company’s directors and the acquisition of us by a third party. For so long as we remain a controlled company under that definition, we are permitted, and intend, to elect to rely on certain exemptions from corporate governance rules, including:

●	an exemption from the rule that a majority of our board of directors must be independent directors;

●	an exemption from the rule that the compensation of our chief executive officer must be determined or recommended solely by independent directors; and

●	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

As a result, you will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements, including that a majority of the members of our board of directors may not be independent directors and our nominating and corporate governance and compensation committees may not consist entirely of independent directors. Additionally, in the event that a third party were to seek to acquire us, there can be no guarantee, even if that third party’s offer were considered beneficial, that such a transaction would be contemplated resulting in your ability to obtain a premium for your shares being limited.

The dual class structure of our common stock will have the effect of concentrating voting power with our CEO John Xu and his affiliates, which may depress the market value of the Class A common stock and will limit a stockholder or a new investor’s ability to influence the outcome of important transactions, including a change in control.

While the economic rights of our common stock are the same, the Class A common stock has one (1) vote per share, while Class B common stock has ten (10) votes per share. As of April 30, 2023, our Class B common stockholders represent approximately 62% of our voting power. Given the 10:1 voting ratio, even a significant issuance of Class A common stock and/or a transaction involving Class A common stock as consideration may not impact Mr. Xu’s significant majority voting position in us.

We have enacted a dual class voting structure to ensure the continuity of voting control in us for the foreseeable future. As a result, for the foreseeable future and after the consummation of our initial public offering, Mr. Xu and his affiliates will be able to control matters submitted to stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions.

Mr. Xu and his affiliates may have interests that differ from other stockholders and may vote their Class B common stock in a way with which other stockholders may disagree or which may be adverse to such other stockholders’ interests. In addition, this concentrated control will have the effect of delaying, preventing or deterring a change in control of Maison, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Maison, and might have a negative effect on the market price of shares of our Class A common stock.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our securities less attractive to investors.

We are an “emerging growth company ” as defined in the JOBS Act. We may remain an emerging growth company until the fiscal year ended April 30, 2028. However, if our annual gross revenue hits $1.235 billion or our non-convertible debt issued within a three-year period or revenues exceeds $1 billion or the market value of the shares of our Class A common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. As a result, potential investors may be less likely to invest in our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

All of our retail supermarkets lease operating space from various third parties with which we maintain long-term leases averaging approximately 19 years.

The list below details the information related to our leases:

Store Name	Location	Gross Sq. Ft.	Lease Start	Lease End	Remaining Years	Renewal Options	Rent
Good Fortune Supermarket of San Gabriel, LP	137 S. San Gabriel Blvd., San Gabriel, CA, 91776	25,638	12/1/2015	11/30/2030	8	N/A	—
Hong Kong Supermarket Monrovia, LP	935 W. Duarte Road, Monrovia, CA, 91016	25,320	9/1/2015	8/31/2055	5	32 years
Super HK of El Monte, Inc.	11850 Valley Boulevard, El Monte, CA, 91732	62,000	7/15/2018	7/14/2028	6	5 years
GF Supermarket of MP, Inc. (Acquisition on 6/30/2022)	127 N. Garfield Avenue, Monterey Park, CA 91732	31,716	7/1/2020	6/30/2025	3	3 years

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, contractual disputes, employment, health and safety matters. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against it, we do not believe any currently pending legal proceedings to which the Company is a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We have applied to list our Class A common stock on the Nasdaq Capital Market under the symbol “MSS.”

Holders of Common Stock

As of July 31, 2023, we had 13,760,000 stockholders of record of our Class A common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends on our Class A common stock in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, cash flows, capital requirements, general business conditions, and other factors that our board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of April 30, 2023, with respect to all of our compensation plans under which equity securities are authorized for issuance. As of April 30, 2023, there have been no shares issued under our 2023 Stock Incentive Plan.

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	—

Sales of Unregistered Securities and Repurchases of Securities

During the fourth quarter of fiscal 2023, the Company did not sell any unregistered securities and did not repurchase any securities.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with those statements. You should read the following discussion in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to, those described under “Risk Factors”, and included in other portions of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our,” “Maison” or the “Company” are to Maison Solutions Inc., except where the context requires otherwise.

Overview

We are a fast-growing, specialty grocery retailer offering traditional Asian food and merchandise to modern U.S. consumers, in particular to members of Asian-American communities. We are committed to providing Asian fresh produce, meat, seafood, and other daily necessities in a manner that caters to traditional Asian-American family values and cultural norms, while also accounting for the new and faster-paced lifestyle of younger generations and the diverse makeup of the communities in which we operate. To achieve this, we are developing a center-satellite stores network. Since our formation in July 2019, we have acquired equity interests in four (4) traditional Asian supermarkets in Los Angeles, California. Since April 30, 2022, we have been operating these supermarkets as center stores. The center stores target traditional Asian-American, family-oriented customers with a variety of meat, fresh produce and other merchandise, while additionally stocking items which appeal to the broader community. We are operating these traditional Asian-American, family-oriented supermarkets with our management’s deep cultural understanding of our consumers’ unique consumption habits. In addition to the traditional supermarkets, on December 31, 2021, we acquired a 10% equity interest in a new grocery store located in Alhambra, California, a young and active community (the “Alhambra Store”). The Alhambra store is 100% owned by Mrs. Grace Xu, the spouse of Mr. John Xu, our chief executive officer. We intend to acquire the remaining 90% equity interest in the Alhambra Store with a portion of the net proceeds from our initial public offering. Our intention is that the Alhambra Store will serve as our first satellite store. The investment in the Alhambra Store is considered a related party transaction because Mrs. Xu is the spouse of Mr. Xu, our CEO. Please refer to “Certain Relationships and Related Party Transactions” for further explanation. In May 2021, the Company acquired 10% of the equity interests in Dai Cheong, a wholesale business which mainly supplies foods and groceries imported from Asia, which is owned by our CEO John Xu. We intend to acquire the controlling ownership of Dai Cheong with a portion of the net proceeds of our initial public offering. By adding Dai Cheong to our portfolio, we will take the first step toward creating a vertically integrated supply-retail structure. Having an importer as a part of our portfolio will allow us the opportunity to offer a wider variety of products and to reap the benefits of preferred wholesale pricing.

Collaboration with JD.com

On April 19, 2021, JD US, the U.S. subsidiary of JD.com, and Maison entered into a Collaboration Agreement (the “Collaboration Agreement”) pursuant to which JD.com will provide services to Maison focused on updating in store technology through the development of a new mobile app, the updating of new in-store technology, and revising store layouts to promote efficiency. The agreement included a consultancy and initialization fee of $220,000, 40% of which was payable within 3 days of effectiveness  and which has been paid, 40% of which is due within 3 days of the completion and delivery of initialization services as outlined in the Collaboration Agreement, and the remaining 20% is payable within three (3) days of the completion and delivery of the implementation services, as outlined in the Collaboration Agreement. The Collaboration Agreement also included certain additional storage and implementation fees to be determined by the parties and royalty fees, following the commercial launch of the platform developed by JD.com, of 1.2% of gross merchandise value based on information generated by the platform. For each additional store requiring Consultancy and Initialization service, an additional $50,000 will be charged for preparing the feasibility plan for such additional store. The Collaboration Agreement has an initial term of 10 years and customary termination and indemnification provisions. Simultaneously with the effectiveness of the Collaboration Agreement, JD and Maison entered into an Intellectual Property License Agreement (the “IP Agreement”) outlining certain trademarks, logos and designs and other intellectual property rights used in connection with the retail supermarket operations outlined in the Collaboration Agreement, which includes an initial term of 10 years and customary termination provisions.

Key Factors that Affect Operating Results

Inflation

The annual inflation rate for the United States was 4.9% for the year ended April 30, 2023, 8.3% for the year ended April 30, 2022 and 4.2% for the year ended April 30, 2021 according to Bureau of Labor Statistics. Inflation increased our purchase costs, occupancy costs, and payroll costs. To offset inflationary pressures for the year ended April 30, 2023, we have increased our products’ selling price to cover these increased costs.

Operating cost increase after initial public offering

Following our initial public offering, we will be subject to increased operating costs related to our listing on Nasdaq and we are subject to increased costs related to our compliance with Securities Act and Exchange Act periodic reporting annual audit expenses, the legal service expenses, and related consulting service expenses.

Supply chain disruptions

Due to ongoing inflationary and supply chain pressures related to the COVID-19 pandemic, the Company experienced financial pressure when ordering and receiving products during 2021 and through April 30, 2023. Specifically, the Company was impacted by increased shipping costs attributable to container shortages, port delays, and truck and driver shortages. We attempted to mitigate these disruptions by diversifying our supply chains, establishing backup plans, and increasing our inventory levels, as well as adjusting our products’ prices. During the fourth quarter of 2023, the Company was able to evolve its operations to successfully navigate such challenges, including the diversification of its supplier network, the adjustment of its inventory purchase pattern, and the continued focus on and investment in automation in its operations and its E-commerce platform. To gain buying power, the Company works with third-party vendors who have more buying power to get products. To work with these third-parties, the Company needs to provide prepayments per order. Moreover, over the course of fiscal year 2023, we saw a gradual easing of shipping costs and improvement in on-time shipping from our overseas vendors. While these supply chain challenges have led to an increase in costs to consumers, they have not materially impacted our ability to offer products and our sales increased during the fourth quarter of 2023. For the year ended April 30, 2023, our sales were $55.4 million, a $13.4 million increase from $42.0 million for the year ended April 30, 2022. Gross profit increased $4.2 million to approximately $12.5 million for the year ended April 30, 2023 from approximately $8.3 million for the year ended April 30, 2022, as a result of our acquisition of Maison Monterey Park.

Competition

Food retail is a competitive industry. Our competition varies and includes national, regional, and local conventional supermarkets, national superstores, alternative food retailers, natural foods stores, smaller specialty stores, farmers’ markets, supercenters, online retailers, mass or discount retailers and membership warehouse clubs. Our principal competitors include 99 Ranch Market and H-Mart for conventional supermarkets and Weee! for online groceries. Each of these stores competes with us based on product selection, product quality, customer service, price, store format, location, or a combination of these factors. In addition, some competitors are aggressively expanding their number of stores or their product offerings. Some of these competitors may have been in business longer, may have more experience operating multiple store locations, or may have greater financial or marketing resources than us.

As competition in certain areas intensifies or competitors open stores within proximity to our stores, our results of operations may be negatively impacted through a loss of sales, decrease in market share, reduction in margin from competitive price changes, or greater operating costs. In addition, other established food retailers could enter our markets, increasing competition for market share.

Payroll

As of April 30, 2023, we had approximately 174 employees. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, the minimum wage rose from $13 to $14 per hour from 2020 to 2021 and increased to $15.50 per hour in 2023 in Los Angeles. Payroll and payroll tax expenses were $6.2 million for the year ended April 30, 2023, and $4.5 million for the year ended April 30, 2022.

Vendor and Supply Management

Maison believes that a centralized and efficient vendor and supply management system is the key to profitability. Maison has major vendors, including Drop in The Ocean, Inc., ONCO Food Corp., GF Distribution, Inc., and XHJC Holding Inc. For the year ended April 30, 2023, three suppliers accounted for 20%, 18% and 14% of the Company’s total purchases, respectively. For the year ended April 30, 2022, three suppliers accounted for 23%, 21%, and 14% of the Company’s total purchases, respectively. Maison believes that its centralized vendor management enhances its negotiating power and improves its ability to manage vendor payables.

Store Maintenance and Renovation

From time to time, Maison conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline in customer volume. Significant maintenance or renovation would affect our operation and operating results. Meanwhile, improving the store environment can also attract more customers and lead to an increase in sales. Maison focused on improving stores for the fiscal years ended April 30, 2023 and 2022. We spent $273,405 for the fiscal year ended April 30, 2023 for repairs and maintenance of all departments, a slight decrease of $20,825 compared to $294,230 for the fiscal year ended April 30, 2022.

Critical Accounting Policy

Related Parties

The Company identifies related parties, and accounts for, and discloses related party transactions in accordance with ASC Topic 850 “Related Party Disclosures” and other relevant ASC standards. Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates are used for, but not limited to, useful lives of property and equipment, commitments and contingencies, inventory reserve, allowance for estimated uncollectable accounts receivables and other receivables, impairment of long-lived assets, contract liabilities, and valuation of deferred tax assets. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates have become more challenging, and actual results could differ materially from these estimates.

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on historical data and management’s estimates and provided a reserve for inventory shrinkage for the fiscal years ended April 30, 2023 and 2022.

Revenue recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from May 1, 2020 using the modified retrospective transition approach to all contracts that did not have an impact on the beginning retained earnings on May 1, 2020. The Group’s revenue recognition policies effective on the adoption date of ASC 606 are presented as below.

In accordance with ASC Topic 606, the Company’s performance obligation is satisfied upon the transfer of goods to the customer, which occurs at the point of sale. Revenues are recorded net of discounts, sales taxes, and returns and allowances.

The Company sells Company gift cards to customers. There are no administrative fees on unused gift cards and the gift cards do not have an expiration date. Gift card sales are recorded as contract liability when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company’s gift card breakage rate is based upon historical redemption patterns and it recognizes breakage revenue utilizing the redemption recognition method. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift card been redeemed.

The Company’s contract liability related to gift cards was $449,334 and $370,929 as of April 30, 2023 and 2022, respectively.

Leases

On May 1, 2020, the Company adopted ASU 2016-02, Lease (FASB ASC Topic 842). The adoption of Topic 842 resulted in the presentation of operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet. See Note 13 — “Leases” for additional information.

The Company determines if an arrangement contains a lease at the inception of a contract under ASC Topic 842. At the commencement of each lease, management determines its classification as an operating or finance lease. For leases that qualify as operating leases, ROU assets and liabilities are recognized at the commencement date based on the present value of any remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU assets include adjustments for accrued lease payments.

ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option. Hence, the Company does not recognize any operating lease ROU assets and operating lease liabilities for short-term leases.

The Company evaluates the carrying value of ROU assets if there are indicators of impairment and review the recoverability of the related asset group. If the carrying value of the asset group is determined to not be recoverable and is in excess of the estimated fair value, the Company will record an impairment loss in other expenses in the consolidated statements of operations.

The Company also subleases certain mini stores that are within the supermarket to other parties. The Company collects security deposits and rent from these sub-lease tenants. The rent income collected from sub-lease tenants recognized as rental income and deducted occupancy cost.

Recently Issued Accounting Pronouncements

Please refer to Note 2 “Summary of significant accounting policies” for details.

COVID-19

The health and safety of our employees and customers has been our highest priority during the COVID-19 pandemic. The COVID-19 pandemic has also significantly increased our operating expenses. We continue to clean all departments areas, restrooms, and other high-traffic surfaces in our stores, including our service counters. We continue to provide protective equipment which includes physical safety barriers, facemasks, and gloves for all of our employees.

We continue to experience strong demand in stores as well as online as people have adjusted to the new circumstances resulting from the COVID-19 pandemic. We have responded to increased demand driven by the COVID-19 pandemic by hiring additional employees and retaining additional sales from third-party online platform. However, we do expect that, as the COVID-19 pandemic has become gradually contained in the United States, customers have begun returning to their normal shopping habits and, consequently their spending on food and groceries may decline. Pandemic-induced extra shopping may not be sustained, and in future periods our revenue may decline, which could lead to reductions in the size of our workforce.

The extent to which the Pandemic may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. We may experience an impact to the timing and availability of key products from suppliers, broader quarantines, other restrictions that limit consumer visits to our stores, increased employee impacts from illness, school closures, and other community response measures, all of which could negatively impact our business. We continually monitor the situation and regularly adjust our policies and practices as more information and guidance becomes available.

How to Assess Our Performance

In assessing performance, management considers a variety of performance and financial measures, including principal growth in net revenue, gross profit and selling, and general and administrative expenses. The key measures that we use to evaluate the performance of our business are set forth below.

Net Revenue

Our net revenues comprise gross revenues net of returns and discounts. We do not record sales taxes as a component of retail revenues as it is considered a pass-through conduit for collecting and remitting sales taxes.

Gross Profit

We calculate gross profit as net revenues less cost of revenues and occupancy costs. Gross margin represents gross profit as a percentage of net revenues. Occupancy costs include store rental costs. The components of our cost of revenues and occupancy costs may not be identical to those of our competitors. As a result, our gross profit and gross margin may not be comparable to similar data made available by our competitors.

Cost of revenue includes the purchase price of consumer products, inbound and outbound shipping costs, including costs related to our sorting and delivery center, which is the warehouse attached to the El Monte store, and where we are the transportation service provider. Shipping costs to receive products from our suppliers are included in our inventory and recognized in cost of revenues upon sale of products to our customers.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses primarily consist of retail operational expenses, administrative salaries and benefits costs, marketing, advertising, and corporate overhead.

Marketing costs primarily consist of advertising, payroll, and related expenses for personnel engaged in marketing and selling activities.

General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses; facilities and equipment expenses, such as depreciation and amortization expense and rent; and professional fees and litigation costs.

Results of Operations for the years ended April 30, 2023 and 2022

	Years ended April 30,
	2023	2022	Change	Percentage Change
Net revenues	$55,399,112	$41,984,221	$13,414,891	32.0%
Cost of revenues	42,947,952	33,697,597	9,250,355	27.5%
Gross profit	12,451,160	8,286,624	4,164,536	50.3%
Operating expenses
Selling expenses	8,479,578	6,112,493	2,367,085	38.7%
General and administrative expenses	3,887,935	3,000,721	887,214	29.6%
Total operating expenses	12,367,513	9,113,214	3,254,299	35.7%
Income (loss) from operations	83,647	(826,590)	910,237	110.1%
Other income, net	1,849,534	155,821	1,693,713	1,087.0%
Interest income (expenses), net	42,606	43,481	(875)	2.0%
Income (loss) before income taxes	1,975,787	(627,288)	2,603,075	415.0%
Income tax provisions	(336,486)	(27,738)	308,748	1,113.1%
Net income (loss)	1,639,301	(655,026)	2,294,327	350.3%
Net income attributable to noncontrolling interests	387,498	(92,282)	479,780	519.9%
Net income (loss) attributable to Maison Solutions Inc.	$1,251,803	$(562,744)	$1,814,547	322.4%

Revenues

	Years ended April 30,
	2023	2022	Change	Percentage Change
Perishables	$31,291,786	$24,138,729	$7,153,057	29.6%
Non-perishables	24,107,326	17,845,492	6,261,834	35.1%
Net revenue	$55,399,112	$41,984,221	$13,414,891	32.0%

Our net revenues were approximately $55.4 million for the year ended April 30, 2023, an increase of approximately $13.4 million or 32.0%, from approximately $42.0 million for the year ended April 30, 2022. The increase in net revenues was driven by the inclusion of revenues from our newly acquired subsidiary Maison Monterey Park supermarket of $14.8 million which was partly offset by decreased sales at Maison San Gabriel of $0.8 million and decreased sales at Maison El Monte of $0.4 million. Our existing four (4) supermarkets contributed $40.6 million in revenue during the year ended April 30, 2023, a decrease of approximately $1.3 million, as compared to the year ended April 30, 2022. The $1.3 million decrease was mainly due to (i) the lessening impact of the COVID-19 pandemic and more people eating out instead of eating pre-made meals from grocery stores and cooking at home; (ii) increased competition from two newly opened Asian supermarkets near Maison San Gabriel, and (iii) a reduction in purchases through our online purchase business as a result of customers returning to switching back to pre-pandemic shopping patterns and habits as the impact of COVID-19 continues to decline.

Cost of Revenues

	Years ended April 30,
	2023	2022	Change	Percentage Change
Total cost of revenues	$42,947,952	$33,697,597	$9,250,355	27.5%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerator, water heater, forklift, and freezer and furniture & fixtures, such as metal shelves, shopping cart, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut. The cost of revenues increased by approximately $9.3 million, from $33.7 million for year ended April 30, 2022, to approximately $42.9 million for the year ended April 30, 2023. The increase in the cost of revenue was due to the inclusion of cost of revenue from our newly acquired Maison Monterey Park supermarket of $11.2 million which was partly offset by decreased freight costs from the other three supermarkets.

Gross Profit and Gross Margin

	Years ended April 30,
	2023	2022	Change	Percentage Change
Gross Profit	$12,451,160	$8,286,624	$4,164,536	50.3%
Gross Margin	22.5%	19.7%		2.8%

Gross profit was approximately $12.5 million and $8.3 million for the years ended April 30, 2023 and 2022, respectively. Gross margin was 22.5% and 19.7% for the years ended April 30, 2023 and 2022, respectively. Our supermarkets’ sales profit margins increased by 2.8% from the year ended April 30, 2023 compared to the year ended April 30, 2022, which was mainly due to the increased profit margin of our El Monte store and Monrovia store. We hired new grocery department managers for these two stores with extensive industry experience to assist in reorganizing the stores, developing new marketing strategies to promote sales, and setting up effective product purchasing policies to lower the costs.

Total Operating Expenses

	Years ended April 30,
	2023	2022	Change	Percentage Change
Selling Expense	$8,479,578	$6,112,493	$2,367,085	38.7%
General and Administrative Expense	3,887,935	3,000,721	887,214	29.6%
Total Operating Expense	$12,367,513	$9,113,214	$3,254,299	35.7%
Percentage of revenue	22.3%	21.7%		0.6%

Total operating expenses were approximately $12.4 million for the year ended April 30, 2023, an increase of approximately $3.3 million, compared to approximately $9.1 million for the year ended April 30, 2022. Total operating expenses as a percentage of revenues were 22.3% and 21.7% for the years ended April 30, 2023 and 2022, respectively. The increase in operating expenses was primarily attributable to the increase in selling expenses, which includes the increase in payroll expenses, utilities expenses, property tax, insurance expenses, and credit card service charges. Payroll expenses increased by approximately $1.6 million for the year ended April 30, 2023, as compared to the year ended April 30, 2022. The increase in payroll expenses was mainly due to the increased employees’ hourly rates and due to the acquisition of Maison Monterey Park. Property tax increased by approximately $0.2 million in the year ended April 30, 2023, as compared to the year ended April 30, 2022 due to the property tax paid at Maison Monterey Park. Utility expense increased by approximately $0.3 million in the year ended April 30, 2023, as compared to the year ended April 30, 2022 due to the increased usage rate and due to the acquisition of Maison Monterey Park. Credit card service charges increased by approximately $0.2 million due to the increased sales from the acquisition of Maison Monterey Park.

The increase in general and administrative expenses during the year ended April 30, 2023 was primarily due to increased IPO related professional fees, including legal, audit, and consulting fees of approximately $0.5 million, increased insurance expenses of approximately $0.2 million from our newly acquired Maison Monterey Park store, and increased bad debt expenses of approximately $0.3 million. The increase was partially offset by decreased general and administrative expenses of our El Monte and Monrovia stores due to effective cost control efforts under the stores’ new department head. During the years ended April 30, 2023 and 2022, we had professional fees of approximately $1.6 million and $1.0 million, respectively.

Other Income, net

Other income was approximately $1.9 million for the year ended April 30, 2023 and approximately $199,302 for the year ended April 30, 2022. The increase in other income was mainly attributable to the $1.9 million employee retention credit (“ERC”) received for the year ended April 30,2023. The ERC is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

Interest Income (Expense), net

Interest income was $42,606 for the year ended April 30, 2023, a decrease of $875, from interest income of $43,481 for the year ended April 30, 2022. The interest income was from the loan receivables from Drop in the Ocean, Inc. On April 30, 2020, we entered a promissory note with our vendor Drop in the Ocean, Inc. with a total loan amount of up to $4,000,000 with 6% interest. The receivable from Drop in the Ocean, Inc. was fully settled as of November 3, 2022.

Income Taxes Provisions

Income tax expense was $336,486 for the year ended April 30, 2023, an increase of $308,748, from income taxes expense of $27,738 for the year ended April 30, 2022. The increase was mainly due to increased income for the year ended April 30, 2023 compared to loss for the year ended April 30, 2022.

Net Income (loss)

Net income was approximately about $1.6 million for the year ended April 30, 2023, an increase of $2.3 million, or 350.3%, from a $0.7 million net loss for the year ended April 30, 2022. This was mainly attributable to the reasons discussed above, which included an approximately $4.2 million increase in gross profit and a $1.7 million increase in other income, which was partially offset by increased operating expense of $3.3 million and increased income tax expense of $0.3 million.

Liquidity and Capital Resources

Cash Flows for the Year Ended April 30, 2023 Compared to the Year Ended April 30, 2022

As of April 30, 2023, we had cash, cash equivalents and restricted cash of approximately $2.6 million. We had net income attributable to us of approximately $1,251,803 for the year ended April 30, 2023 and had a working capital deficit of approximately $86,864 as of April 30, 2023. As of April 30, 2023, the Company had outstanding loan facilities of approximately $0.31 million due to American First National Bank, a National Banking Association, and approximately $2.62 million due to the SBA. The covenants of the loans require that, so long as the loan agreements remain in effect, each borrower must maintain a ratio of debt service coverage of at least 1.3 to 1.0. This coverage ratio is evaluated as of the end of each fiscal year. As of April 30, 2022, the coverage ratio for Maison Monrovia was 1.01 and the coverage ratio for Maison San Gabriel was 2.00. The Company reported this situation to American First National Bank and there was no change on the note’s term up to the date the Company issued these consolidated financial statements. However, due to the violation of a covenant as of April 30, 2022, the Company reclassified the loan balance of $313,278 under Maison Monrovia as current loan payable. As of April 30, 2023, the coverage ratio for Maison Monrovia was 4.93 and the coverage ratio for Maison San Gabriel was 4.67. However, the new coverage ratio would not change the existing treatment for the loan of Good Fortune Supermarket of Monrovia, LP.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. We have funded our working capital, operations and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, government grants, and bank loans. Cash is required to pay purchase costs for inventory, rental expenses, salaries, income taxes, other operating expenses and to repay debts. Our ability to repay our current expenses and obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail grocery industry, the expected collectability of our accounts receivable and the realization of the inventories as of April 30, 2023 and 2022. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control.

We plan to acquire and open additional supermarkets with a portion of the proceeds of our initial public offering to expand our footprint to both the West Coast and the East Coast. This includes completing the acquisition of the remaining 90% equity interests in both the Alhambra Store and Dai Cheong; opening new satellite stores in both Southern and Northern California in 2024 or 2025; acquiring up to five (5) center stores in 2024 and 2025 as part of our East Coast expansion; and establishing a new warehouse in New York City to serve the East Coast by the end of 2025. Upon completion of our East Coast expansion, we expect that we will operate a total of ten center stores by the end of 2025.

To accomplish such expansion plan, we estimate the total related capital investment and expenditures to be approximately $35 million to $40 million, among which approximately $13 million to $16 million will be required within the next 12 months to support our preparation and opening of new stores in Southern and Northern California and acquiring additional supermarkets on the East Coast. This is based on management’s best estimate as of the date of this Annual Report on Form 10-K. We will also need approximately $0.31 million to fully settle our loan from American First National Bank.

We believe that our current cash and cash flows provided by operating activities will be sufficient to meet our working capital needs for our existing business in the next 12 months from the date of the issuance date of the financial statements. However, we plan to use part of the proceeds from our initial public offering to support our business expansion described above. We may also seek additional financing, to the extent needed, and there can be no assurance that such financing will be available on favorable terms, or at all. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may also seek to issue additional debt or obtain financial support from shareholders. The principal stockholder of the Company has made a commitment to provide financial support to the Company whenever necessary and will continue to provide support following the consummation of our initial public offering.

All of our business expansion endeavors involve risks and will require significant management, human resources, and capital expenditures. There is no assurance that the investment to be made by us as contemplated under our future expansion plans will be successful and generate the expected return. If we are not able to manage our growth or execute our strategies effectively, or at all, our business, results of operations, and prospects may be materially and adversely affected. See “Risk Factors — Risks Related to Our Business — We may not be able to successfully implement our growth strategy on a timely basis or at all. Additionally, new stores may place a greater burden on our existing resources and adversely affect our existing business” and “Risk Factors — Risks Related to Our Industry — We will require significant additional capital to fund our expanding business, which may not be available to us on satisfactory terms or at all, and even if it is available, failure to use our capital efficiently could have an adverse effect on our profitability.”

The following table summarizes our cash flow data for the years ended April 30, 2023 and 2022.

	Years ended April 30,
	2023	2022
Net cash provided by operating activities	$484,191	$1,487,476
Net cash provided by (used in) investing activities	1,860,882	(3,284,997)
Net cash provided by (used in) financing activities	(746,637)	1,981,297
Net change in cash and restricted cash	$1,598,436	$183,776

Operating Activities

Net cash provided by operating activities was approximately $0.5 million for the year ended April 30, 2023 and was mainly comprised of net income of approximately $1.6 million, add-back of non-cash adjustments to net income including depreciation and amortization expense of approximately $0.4 million, and bad debt expense of $0.2 million. Our cash inflow increase from our operating activities was also due to payment collected from accounts receivable from related parties of $0.2 million, decrease of inventories of approximately $0.3 million, increase from change of operating lease liabilities of approximately $0.2 million, and an increase of outstanding taxes payable of approximately $0.3 million.

However, our net cash provided by operating activities was mainly offset by subtracting a non-cash adjustment from net income for reversal of inventory reserve of $0.1 million, a decreased cash inflow from our operating activities due to an increase of outstanding accounts receivable of approximately $0.3 million, an increase of outstanding other receivables and other current assets of approximately $0.5 million, an increase of prepayment of approximately of $0.8 million, an increase of payment for accounts payable of $0.6 million, an increase of payment for accounts payable to related parties of $0.2 million; and an increased payment for accrued liability and other payables of $0.5 million.

Despite having net income of $1.6 million for the year ended April 30, 2023 and an increase of $2.3 million compared with a net loss of $0.7 million for the year ended April 30, 2022, our cash inflow of $0.3 million for the year ended April 30, 2023 represented a decrease of $1.2 million, compared with a $1.5 million cash inflow in the year ended April 30, 2022. The decreased net cash inflow for the year ended April 30, 2023 was mainly due to increased outstanding accounts receivable of $0.3 million, increased payments for other receivables and other current assets of $0.6 million, increased payments for account payable of $2.0 million, increased payments for accrued expenses and other payables of $1.3 million, which were partially offset by increased net income of $2.3 million and increased cash inflow from inventories of $0.7 million.

Net cash provided in operating activities was approximately $1.5 million for the year ended April 30, 2022, mainly comprised of a decrease to accounts receivable from related parties of approximately $0.3 million, an increase of outstanding accounts payable of approximately $1.4 million, and an increase of accrued liabilities and other payables of approximately $0.6 million.

The net cash provided by operating activities was mainly offset by net loss of approximately $0.7 million with non-cash adjustment to net loss including depreciation expense of approximately $0.4 million, an increase of inventories of approximately $0.4 million as we stocked up our inventories to ensure we could meet customer demand, and increases of prepayments of approximately $0.7 million as our vendors required us to make certain security deposits to ensure timely product deliveries.

Investing Activities

Net cash provided by investing activities was approximately $1.9 million for the year ended April 30, 2023, which mainly consisted of loan repayment from third parties of approximately $4.4 million. This was partially offset with the purchase of equipment of $49,388 and payment for acquisition of subsidiary Maison Monterey Park of $2.5 million.

Net cash used in investing activities was approximately $3.3 million for the year ended April 30, 2022, which was mainly due to the purchase of equipment of $58,545, the increase of loan receivables extended to third parties of approximately $3.7 million that was offset with collections from related parties of approximately $0.5 million.

Financing Activities

Net cash used in financing activities was approximately $0.7 million for the year ended April 30, 2023, which mainly consisted of bank overdrafts of $281,941, repayment on loans payable of $362,731, and repayment to other payables of related parties of $112,970, which was partly offset by payment from other receivable – related parties of $11,005.

Net cash provided by financing activities was approximately $2.0 million for the year ended April 30, 2022, which mainly consisted of borrowings from related parties of $64,827 and borrowings from financial institutions of approximately $1.9 million.

Debt

American First National Bank — a National Banking Association

On March 2, 2017, Good Fortune Supermarket of Monrovia, LP entered into a $1.0 million Business Loan Agreement with American First National Bank, a National Banking Association, at 4.5% annual interest rate for the years ended April 30, 2022 and 2021 with interest ranging from 4.5% to 7.75% for the year ended April 30, 2023 and with a maturity date on March 2, 2024. On March 2, 2017, Good Fortune Supermarket of San Gabriel, LP, entered into a $1.0 million Business Loan Agreement with American First National Bank, a National Banking Association, at 4.5% annual interest rate for the years ended April 30, 2022 with interest ranging from 4.5% to 7.75% for the year ended April 30, 2023 and with and maturity date on March 2, 2024. The interest rate for these two loans is subject to change from time to time based on changes in an independent index which is the Wall Street Journal US prime as published in the Wall Street Journal Money Rate Section. The covenant of the loans required that, so long as the loan agreements remains in effect, the borrower will maintain a ratio of debt service coverage within 1.300 to 1.000. This coverage ratio will be evaluated as of the end of each fiscal year.

Due to the violation of a covenant as of April 30, 2022, the Company reclassified the loan balance of $313,278 under Good Fortune Supermarket of Monrovia, LP as current loan payable. As of April 30, 2023, the coverage ratio for Maison Monrovia was 4.93 and the coverage ratio for Maison San Gabriel was 4.67; however, the new coverage ratio would not change the existing treatment for the loan of Good Fortune Supermarket of Monrovia, LP.

U.S. Small Business Administration

On June 15, 2020, Maison Monrovia entered into a $150,000 Business Loan Agreement with Small Business Administration, SBA, at 3.75% annual interest rate and the maturity date on June 15, 2050. On June 15, 2020, Maison San Gabriel entered into a $150,000 Business Loan Agreement with Small Business Administration, SBA, at 3.75% annual interest rate and the maturity date on June 15, 2050. On June 15, 2020, Maison El Monte, entered into a $150,000 Business Loan Agreement with Small Business Administration, SBA, at 3.75% annual interest rate and the maturity date on June 15, 2050. Per the SBA loan agreement, all these three loans’ interest payments were deferred to December 2022.

On January 2022, Maison San Gabriel received an extra $1,850,000 fund from Small Business Administration, SBA, at 3.75% annual interest rate and the maturity date on June 15, 2050. Maison El Monte received an extra $350,000 from Small Business Administration, SBA, at 3.75% annual interest rate and the maturity date on June 15, 2050.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of April 30, 2023:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	Thereafter
American First National Bank, a National Banking Association	$307,797	$307,797	$—	$—	$—
U.S. Small Business Administration	2,624,330	63,030	132,341	141,255	2,287,704
Operating Lease Obligations and others	24,472,942	1,761,182	3,920,356	4,510,125	14,281,279
	$27,405,069	$2,132,009	$4,052,697	$4,651,380	$16,568,983

The following table presents the Company’s material contractual obligations as of April 30, 2022:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	Thereafter
American First National Bank, a National Banking Association	$645,160	$472,585	$172,575	$—	$—
U.S. Small Business Administration	2,649,700	25,671	128,128	136,714	2,359,187
Operating Lease Obligations and others	17,618,321	1,030,649	2,256,479	2,621,982	11,709,211
	$20,913,181	$1,528,905	$2,557,182	$2,758,696	$14,068,398

OFF-BALANCE SHEET ARRANGEMENTS

The Company, has guaranteed all of the loans described above and its CEO Mr. John Xu has personally guaranteed the loans with the U.S. Small Business Administration. The Company does not have any other off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future material effect on its financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAISON SOLUTIONS INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Maison Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Maison Solutions Inc. (the “Company”) as of April 30, 2023, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Kreit & Chiu CPA LLP

We have served as the Company's auditor since 2023.

Los Angeles, California

July 31, 2023

PCAOB Firm ID: 6651

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Maison Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Maison Solutions Inc. and Subsidiaries (collectively, the “Company”) as of April 30, 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended April 30, 2022 and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022, and the results of its operations and its cash flows for the year ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Friedman LLP

We served as the Company’s auditor from May 2021 through December 2022.

New York, New York

July 31, 2023

MAISON SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2023	April 30, 2022
ASSETS
Current Assets
Cash and equivalents	$2,569,766	$898,061
Accounts receivable	315,356	-
Accounts receivable - related parties	289,615	409,463
Inventories, net	2,978,986	2,320,359
Prepayments	1,547,243	727,654
Loan receivables	-	4,410,270
Other receivables and other current assets	550,836	272,052
Other receivable - related parties	33,995	20,000
Total Current Assets	8,285,797	9,057,859
Restricted cash - non-current	1,101	74,370
Property and equipment, net	671,463	552,395
Intangible assets	197,329	15,272
Security deposits	457,491	301,200
Investment in equity securities – related parties	203,440	203,440
Operating lease right-of-use assets, net	22,545,190	15,895,258
Goodwill	2,222,211	-
Total Assets	$34,584,022	$26,099,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$3,105,592	$3,374,532
Accounts payable - related parties	465,310	-
Note payable	150,000	-
Current portion of loan payables	370,828	498,252
Accrued expenses and other payables	867,796	1,435,344
Contract liabilities	449,334	370,929
Other payables - related parties	241,585	354,555
Operating lease liabilities – current	1,761,182	1,065,852
Income taxes payable	961,034	443,150
Total Current Liabilities	8,372,661	7,542,614
Long-term loan payables	2,561,299	2,796,605
Other long-term payables	105,637	55,150
Operating lease liabilities - non-current	22,711,760	16,552,469
Deferred tax liability, net	40,408	-
Total Liabilities	33,791,765	26,946,838

Commitment and contingencies (Note 17)

Stockholders’ Equity (Deficit)
Class A Common stock, $0.0001 par value, 92,000,000 shares authorized; 13,760,000 shares issued and outstanding	1,376	1,376
Class B Common stock, $0.0001 par value, 3,000,000 shares authorized; 2,240,000 shares issued and outstanding	224	224
Accumulated retained earnings (deficit)	522,710	(729,093)
Total Maison Solutions, Inc. Stockholders’’ Equity (Deficit)	524,310	(727,493)
Noncontrolling interests	267,947	(119,551)
Total Stockholders’ Equity (Deficit)	792,257	(847,044)
Total Liabilities and Stockholders’ Equity	$34,584,022	$26,099,794

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended April 30,
	2023	2022

Net Revenues
Supermarket	$55,399,112	$41,984,221
Total Revenues, Net	55,399,112	41,984,221

Cost of Revenues
Supermarket	42,947,952	33,697,597
Total Cost of Revenues	42,947,952	33,697,597

Gross Profit	12,451,160	8,286,624

Selling Expenses	8,479,578	6,112,493
General and Administrative Expenses	3,887,935	3,000,721
Total Operating Expenses	12,367,513	9,113,214
Income (Loss) from Operations	83,647	(826,590)

Other Income, net	1,849,534	155,821
Interest Income, net	42,606	43,481
Total other Income, net	1,892,140	199,302

Income (Loss) Before Income Taxes	1,975,787	(627,288)
Income Tax Provisions	336,486	27,738

Net Income (Loss)	1,639,301	(655,026)

Net Income (Loss) Attributable to Noncontrolling Interests	387,498	(92,282)

Net Income (Loss) Attributable to Maison Solutions Inc.	$1,251,803	$(562,744)

Income (Loss) per Share Attributable to Maison Solutions, Inc.
- Basic and Diluted	$0.08	$(0.04)

Weighted Average Number of Common Stock Outstanding
- Basic and Diluted	16,000,000	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional	Retained Earnings	Non	Total Stockholders’
	Common Stock		Common Stock		Paid-in	(Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	(Deficit)
Balance at April 30, 2021	13,760,000	$1,376	2,240,000	$224	$-	$(166,349)	$(27,269)	$(192,018)
Net loss	-	-	-	-	-	(562,744)	(92,282)	(655,026)
Balance at April 30,2022	13,760,000	1,376	2,240,000	224	-	(729,093)	(119,551)	(847,044)
Net income	-	-	-	-	-	1,251,803	387,498	1,639,301
Balance at April 30, 2023	13,760,000	$1,376	2,240,000	$224	$-	$522,710	$267,947	$792,257

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$1,639,301	$(655,026)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	371,696	437,408
Bad debt expense	225,766	-
Provision for inventory shrinkage reserve	(130,056)	15,263
Change in deferred taxes	(3,125)	-
Changes in operating assets and liabilities:
Accounts receivable	(258,309)	-
Accounts receivable - related party	243,881	264,041
Inventories	343,513	(391,258)
Prepayments	(819,592)	(722,797)
Other receivables and other current assets	(504,758)	73,520
Security deposits	5,654	1,545
Accounts payable	(589,651)	1,431,386
Accounts payable - related party	(161,677)	-
Accrued expenses and other payables	(503,338)	641,537
Contract Liabilities	68,037	194,077
Operating lease liabilities	203,940	187,139
Taxes payables	334,622	16,041
Other long-term payables	18,287	(5,400)
Net cash provided by operating activities	484,191	1,487,476

Cash flows from investing activities
Repayments from other receivables – related parties	-	490,914
Payments of equipment purchase	(49,388)	(58,545)
Payment of intangible assets	-	(5,242)
Payment for acquisition of subsidiary	(2,500,000)	-
Loans repaid by (provided to) third parties	4,410,270	(3,712,124)
Net cash provided by (used in) investing activities	1,860,882	(3,284,997)

Cash flows from financing activities
Bank overdraft	(281,941)	-
Proceeds from loans	-	1,916,470
Repayments on loan payables	(362,731)	-
Payment to other receivables – related parties	11,005	-
Repayments (to) borrowings from – related parties	(112,970)	64,827
Net cash provided by (used in) financing activities	(746,637)	1,981,297

Net changes in cash and restricted cash	1,598,436	183,776
Cash and restricted cash at the beginning of the year	972,431	788,655
Cash and restricted cash at the end of the year	$2,570,867	$972,431

Supplemental disclosure of cash and restricted cash
Cash	$2,569,766	$898,061
Restricted cash	1,101	74,370
Total cash and restricted cash	$2,570,867	$972,431

Supplemental disclosure of cash flow information
Cash paid for interest	$70,795	$73,759
Cash paid for income taxes	$8,481	$4,000

Supplemental disclosure of non-cash investing and financing activities
Purchase price of equity security investments included in other payables - related parties	$-	$203,440
Increase of right-of-use assets and lease liabilities	$8,454,300	-

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2023 AND 2022

1. Organization

Maison Solutions Inc. (“Maison”, the “Company”, and formerly known as “Maison International Inc.”) was founded on July 24, 2019 as an Illinois corporation with its principal place of business in California. In September 2021, the Company was redomiciled in the State of Delaware as a corporation registered under the laws of the State of Delaware.

Immediately upon formation, the Company acquired three retail Asian supermarkets with two brands (Good Fortune and Hong Kong Supermarkets) in Los Angeles, California and rebranded them as “HK Good Fortune Supermarkets”. Upon completion of these acquisitions, these entities became controlled subsidiaries of the Company (hereafter collectively referred to as “Maison Group”).

●	In July 2019, the Company purchased 91% of the equity interests in Good Fortune Supermarket San Gabriel, LP (“Maison San Gabriel”) and 85.25% of the equity interests in Good Fortune Supermarket of Monrovia, LP (“Maison Monrovia”), each of which owns a Good Fortune Supermarket.

●	In October 2019, the Company purchased 91.67% of the equity interests in Super HK of El Monte, Inc. (“Maison El Monte”), which owns a Hong Kong Supermarket.

●	On June 30, 2022, the Company purchased 100% equity interest in GF Supermarket of MP, Inc. (“Maison Monterey Park”), the legal entity holding a supermarket in Monterey Park.

The Company, through its four subsidiaries engages in the specialty grocery retailer business. The Company is a fast-growing specialty grocery retailer offering traditional Asian food and merchandise to U.S. consumers, in particular to Asian-American communities.

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries and, when applicable, entities for which the Company has a controlling financial interest. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Noncontrolling interests

The Company follows FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance.

The net income attributed to NCI was separately designated in the accompanying statements of operations. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCIs balance.

As of April 30, 2023 and 2022, the Company had NCIs of $267,947 and negative amount for $119,551, respectively, which represent 9% of the equity interest of Maison San Gabriel, 14.75% of the equity interest of Maison Monrovia and 8.33% of the equity interest of Maison El Monte. For the years ended April 30, 2023 and 2022, the Company had net income of $387,498 and net loss of $92,282, respectively, that were attributable to NCIs.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had retained earnings of $522,710 at April 30, 2023, the Company had net income of $1,639,301 and net loss of $655,026 for the years ended April 30, 2023 and 2022. The management plans to increase its revenue by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.

The Company had $2.57 million cash on hand and working capital deficit of $86,864 at April 30, 2023. The Company has historically funded its working capital needs primarily from operations. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The Company believes that its cash on hand and operating cash flows will be sufficient to fund its operations over at least the next 12 months from the date of issuance of these financial statements. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments, and may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may seek to issue debt or equity securities or obtain a credit facility.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant accounting estimates are used for, but not limited to, useful lives of property and equipment, commitments and contingencies, inventory reserve, allowance for estimated uncollectable accounts receivable and other receivables, impairment of long-lived assets, contract liabilities and valuation of deferred tax assets. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates have become more challenging, and actual results could differ materially from these estimates.

Cash and cash equivalents

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of April 30, 2023 and 2022, cash balances held in the banks, exceeding the standard insurance amount, are $1,819,766 and $872,318, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

Cash from operating, investing and financing activities of the consolidated statement of cash flows are net of assets and liabilities acquired of Maison Monterey Park.

Restricted cash

Restricted cash is an amount of cash deposited with banks in conjunction with borrowings from banks. Restriction on the use of such cash and the interest earned thereon is imposed by the banks and remains effective throughout the terms of the bank borrowings and notes payable. Restricted cash is classified as non-current assets on the Company’s consolidated balance sheets, as all the balances are not expected to be released to cash within the next 12 months. As of April 30, 2023 and 2022, the Company had restricted cash of $1,101 and $74,370, respectively.

Accounts receivable

The Company’s accounts receivable arises from product sales. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of April 30, 2023 and 2022, there was no allowance for the doubtful accounts.

Accounts receivable — related parties

Accounts receivable consist primarily of receivables from related parties on 30-day credit terms and are presented net of an allowance for estimated uncollectible amounts. The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the accounts receivable is written off against the allowance. As of April 30, 2023 and 2022, there was no allowance for the doubtful accounts.

Inventories, net

Inventories consisting of products available for sale are primarily accounted for using the first-in, first-out method and are valued at the lower of cost and net realizable value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on the historical data and management’s estimates and provides a reserve for inventory shrinkage for the years ended April 30, 2023 and 2022.

Prepayments

Prepayments and deposits are mainly comprised of cash deposited and advanced to suppliers for future inventory purchases and services to be performed. This amount is refundable and bears no interest. For any prepayments that management determines will not be in receipts of inventories, services, or refundable, the Company recognizes an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of April 30, 2023 and 2022, the Company had made prepayment to its vendors and its insurance provider. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary.

Other receivables and other current assets

Other receivables and other current assets primarily include non-interest-bearing loans of the other business entities. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of April 30, 2023 and 2022, the Company did not have any bad debt allowance for other receivables.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the individual assets.

The following table includes the estimated useful lives of certain of our asset classes:

Furniture & fixtures	5 – 10 years
Leasehold improvements	Shorter of the lease term or estimated useful life of the assets
Equipment	5 – 10 years
Automobiles	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the consolidated statements of operations. Expenditures for maintenance and repairs are charged to earnings as incurred, while additions, renewals and betterments, which are expected to extend the useful life of assets, are capitalized. The Company also re-evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment, intangible assets with finite lives, and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the years ended April 30, 2023 and 2022.

Security deposits

Security deposits primarily include deposits made to the Company’s landlord for its supermarkets and office facilities. These deposits are refundable upon expiration of the lease.

Investment in equity securities

The Company accounts for investments with less than 20% of the voting shares and does not have the ability to exercise significant influence over operating and financial policies of the investee using the cost method. The Company elects the measurements alternative and records investment in equity securities at the historical cost in its consolidated financial statements and subsequently records any dividends received from the net accumulated earrings of the investee as income. Dividends received in excess of earnings are considered a return of investment and are recorded as reduction in the cost of the investments.

Investment in equity securities is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore the Company did not record any impairment charges for its investments for the year ended April 30, 2023.

In May 2021, the Company purchased a 10% equity interest in Dai Cheong Trading Inc., a grocery trading company, for $162,665 from DC Holding. DC Holding is 100% owned by John Xu, the Chairman and Chief Executive Officer of the Company. See Note 12 — “Related party balances and transactions”.

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc, the legal entity holding the store for $40,775 from Ms. Grace Xu, sole shareholder of HKGF Market of Alhambra, Inc. and a related party as the spouse of Mr. John Xu, the Chairman and Chief Executive Officer of the Company. See Note 12 — “Related party balances and transactions”.

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is not amortized but is tested for impairment, annually or more frequently when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level.

Generally, the Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If factors indicate that this is the case, the Company then estimates the fair value of the related reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

If the fair value is less than the carrying value, the goodwill of the reporting unit is determined to be impaired and the Company will record an impairment equal to the excess of the carrying value over its fair value. The Company did not record any impairment loss during the year ended April 30, 2023.

Leases

On May 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Lease (FASB ASC Topic 842). The adoption of Topic 842 resulted in the presentation of operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet. See Note 13 — “Leases” for additional information.

The Company determines if an arrangement contains a lease at the inception of a contract under ASC Topic 842. At the commencement of each lease, management determines its classification as an operating or finance lease. For leases that qualify as operating leases, ROU assets and liabilities are recognized at the commencement date based on the present value of any remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU assets include adjustments for accrued lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. When determining whether a lease qualifies as a short-term lease, the Company evaluates the lease term and the purchase option. Hence, the Company does not recognize any operating lease ROU assets and operating lease liabilities for short-term leases.

The Company evaluates the carrying value of ROU assets if there are indicators of impairment and review the recoverability of the related asset group. If the carrying value of the asset group is determined to not be recoverable and is in excess of the estimated fair value, the Company will record an impairment loss in other expenses in the consolidated statements of operations.

The Company also subleases certain mini stores that are within the supermarket to other parties. The Company collects security deposits and rent from these sub-lease tenants. The rent income collected from sub-lease tenants recognized as rental income and deducted occupancy cost. Occupancy cost mainly consists of rents and common area maintenance fees.

Fair value measurements

The Company records its financial assets and liabilities in accordance with the framework for measuring fair value in accordance with U.S GAAP. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair value measurements of nonfinancial assets and non-financial liabilities are primarily used in the impairment analysis of intangible assets and long-lived assets.

Financial instruments included in current assets and current liabilities are reported in the consolidated balance sheets at cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest.

Revenue recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from May 1, 2020, using the modified retrospective transition approach to all contracts that did not have an impact on the beginning retained earnings on May 1, 2020. The Group’s revenue recognition policies effective on the adoption date of ASC 606 are presented as below.

In accordance with ASC Topic 606, the Company’s performance obligation is satisfied upon the transfer of goods to the customer, which occurs at the point of sale. Revenues are recorded net of discounts, sales taxes, and returns and allowances.

The Company sells Company gift cards to customers. There are no administrative fees on unused gift cards, and the gift cards do not have an expiration date. Gift card sales are recorded as contract liability when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company’s gift card breakage rate is based upon historical redemption patterns and it recognizes breakage revenue utilizing the redemption recognition method. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift card been redeemed. The Company’s contract liability related to gift cards was $449,334 and $370,929 as of April 30, 2023 and 2022, respectively.

The following table summarizes disaggregated revenue from contracts with customers by product group: perishable and non-perishable goods. Perishable product categories include meat, seafood, vegetables, and fruit. Non-perishable product categories include grocery, liquor, cigarettes, lottery, newspaper, reusable bag, non-food, and health products.

	Years ended April 30,
	2023	2022

Perishables	$31,291,786	$24,138,729
Non-perishables	24,107,326	17,845,492
Total revenues	$55,399,112	$41,984,221

Cost of sales

Cost of sales includes the rental expense, depreciation, the direct costs of purchased merchandise, shrinkage costs, store supplies, and inbound shipping costs. The cost of sales is a net of vendor’s rebates and discounts.

The Company subleases certain mini stores that are within the supermarket to other parties. The Company collects security deposits and rents from these sub-lease tenants. The rent income collected from sub-lease tenants are recognized as rental income and deducted rental expense.

Selling expenses

Selling expenses mainly consist of advertising costs, promotion expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expensed when the services are performed. The Company’s advertising expenses were $73,678 and $157,561 for the years ended April 30, 2023 and 2022, respectively.

General and administrative expenses

General and administrative expenses mainly consist of payroll and related costs for employees involved in general corporate functions, professional fees and other general corporate expenses, as well as expenses associated with the use by these functions of facilities and equipment, such as rental and depreciation expenses.

Concentrations of risks

(a) Major customers

For each of the years ended April 30, 2023 and 2022, the Company did not have any customers that accounted for more than 10% of consolidated total net sales.

(b) Major vendors

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the years ended April 30, 2023 and 2022.

Year Ended April 30, 2023		Year Ended April 30, 2022
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	—%	A	23%
B	20%	B	21%
C	14%	C	14%
D	18%	D	—%

(c) Credit risks

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. Accounts receivable are typically unsecured and derived from products sold to customers, and are thereby exposed to credit risk. However, the Company believes the concentration of credit risk in its accounts receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Historically, the Company did not have any bad debt on its accounts receivable.

The Company also has loan receivables to its centralized vendors occasionally. The loan receivables are typically unsecured and exposed to credit risk. However, the Company believes that the loan receivables amount to its centralized vendor is managed by its finance department and these centralized vendors are still providing products monthly to the Company. The Company does not generally require collateral from the vendors. The Company also evaluates the need for an allowance for doubtful accounts based on upon factors surrounding the credit risks. Historically, the Company did not have any bad debt on its loan receivables and all loan receivables been collected in subsequent period.

Income taxes

Income taxes are accounted for in accordance with the provisions of ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections, and the overall prospects of our business. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. Changes in recognition or measurement are reflected in the period in which the judgment occurs.

The Company utilizes a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating our tax positions and estimating its tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to its tax contingencies in income tax expense.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law, intended to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act, among other things, includes provisions addressing the carryback of net operating losses for specific periods, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (QIP). The impacts of the CARES Act are recorded as components within the Company’s deferred income tax liabilities and income tax receivable on the Company’s balance sheets.

Earnings (loss) per share

Basic earnings (loss) per ordinary share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of common stock outstanding and of potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) is excluded from the calculation of diluted earnings per share. For the years ended April 30, 2023 and 2022, the Company had no dilutive potential common stock.

Related Parties

The Company identifies related parties, accounts for, and discloses related party transactions in accordance with ASC Topic 850 “Related Party Disclosures” and other relevant ASC standards. Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions in Note 12 — “Related party balances and transactions”.

Segment Information

The Company’s chief operating decision-maker has been identified as the chief executive officer, who reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by different product types for purposes of allocating resources and evaluating financial performance. The Company and its subsidiaries offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services in its stores. The Company’s supermarket stores are geographically based, have similar economic characteristics, and similar expected long-term financial performance. The Company’s operating segments and reporting units are its four stores, which are reported in one reportable segment. There are no segment managers who are held accountable for operations, operating results, and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by ASC Topic 280, “Segment Reporting”, the Company considers itself to be operating within one reportable segment.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments — Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis in accordance with Subtopic 326-30, Financial Instruments — Credit Losses — Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10 to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations, and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. The Company has not early adopted this update and it became effective on May 1, 2023. The Company is currently evaluating the impact of ASU 2019-05 will have on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company elected early adoption for this policy on May 1, 2021 and did not have a material impact on the Company’s consolidated financial statements.

No other new accounting pronouncements issued or effective had, or are expected to have, a material impact on the Company’s consolidated financial statements.

3. Inventories, net

A summary of inventories, net is as follows:

	April 30, 2023	April 30, 2022

Perishables	$487,912	$410,266
Non-perishables	2,533,824	2,045,215
Reserve for inventory shrinkage	(42,750)	(135,122)
Inventories, net	$2,978,986	$2,320,359

Movements of reserve for inventory shrinkage are as follows:

	April 30, 2023	April 30, 2022

Beginning balance	$135,122	$119,859
GF Supermarket of MP, Inc. Inventory shrinkage reserve at July 1, 2022	37,684	—
Provision for (Reverse of) inventory shrinkage reserve	(130,056)	15,263
Ending Balance	$42,750	$135,122

4. Prepayments

	April 30 2023	April 30, 2022

Prepayment for inventory purchases	$1,547,243	$656,917
Prepaid expense – services provider	—	70,737
Total prepayments	$1,547,243	$727,654

As of April 30, 2023, the prepayment mainly consists of $1,527,243 paid to XHJC Holding Inc which is the Company’s new centralized vendor and $20,000 paid to GF distribution, the Company’s major vendor.

As of April 30, 2022, the $656,917 prepayment is the amount the company paid to XHJC Holding Inc. This vendor requires approximately one month prepayment for purchases. The prepayment balance, as of April 30, 2022, was used for the Company’s May 2022 purchase. The $70,737 prepaid expense is the amount the Company paid to its insurance company to purchase next term general liability insurance.

5. Loan receivables

A summary of the Company’s loan receivables is listed as follows:

Borrower	Relationship	April 30, 2023	April 30, 2022

Drop in the Ocean, Inc.	Vendor	$—	$3,977,134
XHJC Holding Inc.	Vendor	—	433,136
Total loan receivables		$—	$4,410,270

On April 30, 2020, the Company entered a promissory note with its vendor Drop in the Ocean, Inc. with a total loan amount of up to $4,000,000 with 6% interest. Drop in the Ocean, Inc. repaid $1,800,000 to the Company on September 9, 2022, $1,200,000 on October 14, 2022, $761,932 on October 28, 2022, and $215,344 on October 30, 2022, including the 6% interest as stated in the promissory note.

The Company entered a promissory note with its vendor XHJC Holding Inc. on January 1, 2022, with a total loan amount of up to $1,000,000 with 4% interest. On November 4, 2022, XHJC Holding Inc. repaid $433,136 in full to the Company.

Interest income for the years ended April 30, 2023 and 2022 amounted to $116,810 and $117,241, respectively.

6. Property and equipment, net

	April 30, 2023	April 30, 2022

Furniture & Fixtures	$3,025,516	$2,455,698
Equipment	1,011,333	1,011,333
Leasehold Improvement	486,644	480,530
Automobile	37,672	37,672
Total property and equipment	4,561,165	3,985,233
Accumulated depreciation	(3,889,702)	(3,432,838)
Property and equipment, net	$671,463	$552,395

Depreciation expenses included in the general and administrative expenses for the years ended April 30, 2023 and 2022 were $32,865 and $39,764, respectively. Depreciation expense included in the cost of sales for the years ended April 30, 2023 and 2022 were $326,887 and $397,643, respectively.

7. Intangible assets

Intangible assets mainly consisted of a trademark acquired through the acquisition of Maison Monterey Park on June 30, 2022. The fair value of the trademark at acquisition date was $194,000, to be amortized over 15 years. The amortization of the trademark for the year ended April 30, 2023 was $10,778. Estimated amortization expense for each of the next five years at April 30, 2023 is as follows: $12,930, $12,930, $12,930, $12,930 and $12,930.

8. Goodwill

Goodwill represented the excess fair value of the assets under the fair value of the identifiable assets owned at the closing of the acquisition of Maison Monetary Park, including an assembled workforce, which cannot be sold or transferred separately from the other assets in the business. See Note 18 — “Acquisition of subsidiary” for additional information. As of April 30, 2023, the Company had goodwill of $2,222,211. The Company did not record any impairment to the goodwill for the year ended April 30, 2023.

9. Accrued expenses and other payables

	April 30, 2023	April 30, 2022

Accrued payroll	$301,527	$318,594
Accrued interest expense	127,638	97,818
Accrued loss for legal matter	237,000	98,500
Other payables	26,878	757,244
Due to third parties	145,775	—
Accrued consulting expense payable	—	132,000
Sales tax payable	28,978	31,188
Total accrued expenses and other payables	$867,796	$1,435,344

10. Note payable

As of April 30, 2023, the Company had an outstanding note payable of $150,000 to a third-party individual with annual interest rate of 10%, payable upon demand. The note had accrued interest of $21,500 as of April 30, 2023.

11. Loan payables

A summary of the Company’s loans is listed as follows:

Lender	Due date	April 30, 2023	April 30, 2022

American First National Bank	March 2, 2024	$307,798	$645,157
U.S. Small Business Administration	June 15, 2050	2,624,329	2,649,700
Total loan payables		2,932,127	3,294,857
Current portion of loan payables		(370,828)	(498,252)
Non-current loan payables		$2,561,299	$2,796,605

American First National Bank — a National Banking Association

On March 2, 2017, Maison Monrovia entered into a $1.0 million Business Loan Agreement with American First National Bank, a National Banking Association, at a 4.5% annual interest rate with a maturity date on March 2, 2024. On March 2, 2017, Maison San Gabriel, entered into a $1.0 million Business Loan Agreement with American First National Bank at a 4.5% annual interest rate with a maturity date on March 2, 2024. The covenant of loans required that, so long as the loan agreements remains in effect, borrower will maintain a ratio of debt service coverage within 1.300 to 1.000. This coverage ratio will be evaluated as of the end of each fiscal year. The interest rate for these two loans is subject to change from time to time based on changes in an independent index which is the Wall Street Journal US prime as published in the Wall Street Journal Money Rate Section. The annual interest rate was 4.5% for the years ended April 30, 2022 and 2021, and ranging from 4.5% to 7.75% for the year ended April 30, 2023.

The collateral for the bank loans is personally guaranteed by Mr. Wu, who is the prior owner and applicant for the bank loan, and each store’s assets including inventory, fixture, equipment, etc. At the same time, a minimum of $1.0 million in general liability insurance to cover the collateral business assets located at 935 W. Duarte Dr. Monrovia, CA 91016. As of April 30, 2022, the coverage ratio for Maison Monrovia was 1.01 and the coverage ratio for Maison San Gabriel was 2.00. The Company reported this situation to American First National Bank and there was no change on the term up to the date the Company issued these consolidated financial statements. Due to the violation of a covenant as of April 30, 2022, the Company reclassified the loan balance of $313,278 under Maison Monrovia as current loan payable. As of April 30, 2023, the coverage ratio for Maison Monrovia was 4.93 and the coverage ratio for Maison San Gabriel was 4.67. The interest expense for this loan were $31,416 and $36,791, respectively, for the years ended April 30, 2023 and 2022.

U.S. Small Business Administration (the “SBA”)

Borrower	Due date	April 30, 2023	April 30, 2022

Maison Monrovia	June 15, 2050	$148,574	$149,900
Maison San Gabriel	June 15, 2050	1,980,725	1,999,900
Maison El Monte	June 15, 2050	495,030	499,900
Total SBA loan payables		$2,624,329	$2,649,700

On June 15, 2020, Maison Monrovia entered into a $150,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and a maturity date on June 15, 2050. On June 15, 2020 Maison San Gabriel entered into a $150,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and a maturity date on June 15, 2050. On June 15, 2020, Maison El Monte entered into a $150,000 Business Loan Agreement with SBA at 3.75% annual interest rate and a maturity date on June 15, 2050.

On January 12, 2022, Maison San Gabriel entered into an additional $1,850,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and a maturity date on June 15, 2050.

On January 6, 2022, Maison El Monte, Inc. entered into an additional $350,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and a maturity date on June 15, 2050.

Per the SBA loan agreement, all interest payments on these three loans were deferred to December 2022. As of April 30, 2023 and 2022, the Company’s aggregate balance on the three SBA loans was $2,624,329 and $2,649,700, respectively. Interest expenses were $95,081 and $36,456 for the years ended April 30, 2023 and 2022, respectively. During the year ended April 30, 2023, the Company made repayment of $65,050 (which includes principal of $25,671 and interest expense of $39,379).

As of April 30, 2023, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending April 30,	Amount
2024	$63,030
2025	65,097
2026	67,243
2027	69,471
2028	71,784
Thereafter	2,287,704
Total	$2,624,329

12. Related party balances and transactions

Related party transactions

Sales to related parties

Name of Related Party	Nature	Relationship	Year ended April 30, 2023	Year ended April 30, 2022

The United Food LLC	Supermarket product sales	John Xu, the Company’s chief executive officer, is one of the United Food LLC’s shareholders	$30,052	$2,739
GF Supermarket of MP, Inc. (acquired all the assets from Hong Kong Supermarket of Monterey Park, Ltd on August 1, 2021)	Supermarket product sales	Grace Xu, spouse of John Xu, is the major shareholder with 49% ownership, sold this entity to the Company on June 30, 2022	—	702,082
Hong Kong Supermarket of Monterey Park, Ltd	Supermarket product sales	John Xu, controls this entity	—	822,699
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 100% ownership	654,086	387,147
Total			$684,138	$1,914,667

Purchases from related parties

Name of Related Party	Nature	Relationship	Year ended April 30, 2023	Year ended April 30, 2022

The United Food LLC	Supermarket product sales	John Xu, the Company’s chief executive officer, is one of the United Food LLC’s shareholders	$52,848	$—
Dai Cheong Trading Co Inc	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc.	184,969	78,315
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 100% ownership	8,379	16,951
Total			$246,196	$95,266

Investment in equity securities purchased from related parties

Name of Investment Company	Nature of Operation	Investment percentage	Relationship	As of April 30, 2023	As of April 30, 2022

Dai Cheong Trading Co Inc.	Import and wholesales of groceries	10%	John Xu, the Company’s Chairman and Chief Executive Officer, controls this entity with 100% ownership through DC Holding CA, Inc.	$162,665	$162,665
HKGF Market of Alhambra, Inc.	Supermarket product sales	10%	Grace Xu, spouse of John Xu, controls this entity with 100% ownership	40,775	40,775
Total				$203,440	$203,440

In May 2021, the Company purchased a 10% equity interest in Dai Cheong Trading Inc., a grocery trading company, for $162,665 from DC Holding CA, Inc. DC Holding CA, Inc. is owned by John Xu, the Chairman and Chief Executive Officer of the Company.

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc, the legal entity holding the Alhambra store for $40,775 from Ms. Grace Xu, a related party as the spouse of Mr. John Xu, the Chairman and Chief Executive Officer of the Company.

Related party balances

Accounts receivable — sales to related parties

Name of Related Party	Nature	Relationship	April 30, 2023	April 30, 2022

GF Supermarket of MP, Inc.*	Supermarket product sales	Grace Xu, is the major shareholder with 49% ownership, sold this entity to the Company on June 30, 2022	$—	$114,158
HKGF Market of Alhambra, Inc*	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 100% ownership	283,005	292,566
United Food LLC*	Supermarket product sales	John Xu, is one of the United Food LLC’s shareholders	6,610	2,739
Total			$289,615	$409,463

*	The accounts receivables as of April 30, 2022 have been repaid by the related parties on July 28, 2022.

Accounts payable — purchase from related parties

Name of Related Party	Nature	Relationship	April 30, 2023	April 30, 2022

Hong Kong Supermarket of Monterey Park, Ltd	Due on demand, non-interest bearing	John Xu, controls this entity	$438,725	$—
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc.	26,585	—
Total			$465,310	$—

Other receivables — related parties

Name of Related Party	Nature	Relationship	April 30, 2023	April 30, 2022

Good Fortune CA3, LP*	Due on demand, non-interest bearing	John Xu, the Company’s Chairman and Chief Executive Officer, has majority ownership of this entity	—	20,000
Ideal Investment	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	3,995
Ideal City Capital	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	30,000	—

Total			$33,995	$20,000

*	This receivable had been repaid by the related party on July 29, 2022. During the year ended April 30, 2023, the Company incurred new short-term borrowing from related parties of $33,995.

Other payables — related parties

Name of Related Party	Nature	Relationship	April 30, 2023	April 30, 2022

John Xu	due on demand, non-interest bearing	The Company’s Chairman and Chief Executive Officer	$200,810	$174,594
Grace Xu	due on demand, non-interest bearing	Spouse of John Xu	40,775	40,775
J&C Int’l Group LLC	due on demand, non-interest bearing	John Xu, has majority ownership of this entity	—	108,361
Ideal City Capital	due on demand, non-interest bearing	John Xu, has majority ownership of this entity	—	30,825
Total			$241,585	$354,555

13. Leases

The Company accounted for leases in accordance with ASU No. 2016-02, Leases (Topic 842) for all periods presented. The Company leases certain supermarkets and office facilities from third parties. Some of the Company’s leases include one or more options to renew, which are typically at the Company’s sole discretion. The Company evaluates the renewal options, and when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in re-measurement of the right of use (“ROU”) assets and lease liabilities. Operating ROU assets and lease liabilities are recognized at the lease commencement date, based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment and over a similar term.

The Company’s leases mainly consist of store rent and copier rent. The store lease detail information is listed below:

Store	Lease Term Due
Maison Monrovia *	August 31, 2055 (with extension)
Maison San Gabriel	November 30, 2030
Maison El Monte	July 14, 2028
Maison Monterey Park	May 1, 2028

*	On April 1, 2023, the Company renewed lease of Maison Monrovia for additional five years with new monthly based rent of $40,000 for first year and 3% increase for each of the next four years. On July 6, 2023, the Company and the lessor entered an amendment to lease and the lessor will provide monthly basic rent abatement of $5,000 from August 1, 2023 through March 31, 2024, $2,500 from April 1, 2024 through March 31, 2025, and $1,000 from April 1, 2025 through March 31, 2026. As a result of increased monthly base rent, the Company remeasured the lease and found the ROU and lease liability of this lease increased by $3.62 million for each.

As of April 30, 2023, the average remaining term of the supermarkets’ store lease is 10.07 years.

In June and November 2022, the Company entered three leases for three copiers with terms of 63 months for each. As of April 30, 2023, the average remaining term of the copier lease is 4.54 years.

The copier lease detail information is listed below:

Store	Lease Term Due
Maison Monrovia	January 1, 2028
Maison San Gabriel	January 1, 2028
Maison Monterey Park	August 1, 2027

The Company’s total lease expenses under ASC 842 are $2.72 million and $1.80 million for the years ended April 30, 2023 and 2022, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of range 4.5% to 6.25%, which was determined using the Company’s incremental borrowing rate.

The Company’s operating ROU assets and lease liabilities were as follows:

	April 30, 2023	April 30, 2022

Operating ROU:
ROU assets – supermarket leases	$22,517,925	$15,895,258
ROU assets – copier leases	27,265	-
Total operating ROU assets	$22,545,190	$15,895,258

	April 30, 2023	April 30, 2022

Operating lease obligations:
Current operating lease liabilities	$1,761,182	$1,065,852
Non-current operating lease liabilities	22,711,760	16,552,469
Total lease liabilities	$24,472,942	$17,618,321

As of April 30, 2023, the five-year maturity of the Company’s operating lease liabilities is as follow:

Years Ending April 30,	Operating lease liabilities
2024	$2,805,392
2025	2,850,248
2026	2,912,281
2027	2,968,699
2028	3,012,436
Thereafter	24,822,830
Total lease payments	39,371,886
Less: interest	(14,898,944)
Present value of lease liabilities	$24,472,942

14. Stockholder’s Equity (Deficit)

Common stock

Maison was initially authorized to issue 500,000 shares of common stock with a par value of $0.0001 per share. On September 8, 2021, the total number of authorized shares of all classes of stock was increased to 100,000,000 by way of a 200-for-1 stock split, among which, the authorized shares were divided in to 92,000,000 shares of Class A common stock entitled to one (1) vote per share, 3,000,000 shares of Class B common stock entitled to ten (10) votes per share, and 5,000,000 shares of preferred stock. For the Class A common stock and Class B common stock, the rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one (1) vote. Each share of Class B common stock is entitled to ten votes and is convertible at any time into one share of Class A common stock. John Xu holds all of our outstanding shares of Class B common stock. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively adjusted to reflect (i) the increase of share capital as if the change of share numbers became effective as of the beginning of the first period presented for Maison Group and (ii) the reclassification of all outstanding shares of our common stock beneficially owned by Golden Tree USA Inc. into Class B common stock, which are collectively referred to as the “Reclassification”.

15. Income Taxes

Maison Solutions is a Delaware holding company that is subject to the U.S. income tax. Maison Monrovia and Maison San Gabriel are pass through entities whose income or losses flow through Maison Solution’s income tax return.

Since its formation in 2019, the Company and its subsidiaries filed separate returns based upon a tax year-end of December 31. The Company recently filed an application with the Internal Revenue Service (“IRS”) to change its and its subsidiaries year-end to April 30. Upon approval from the tax authorities, the Company intends to file stub period corporate income tax returns for each of the entities for the period January 1, 2023 to April 30, 2023, and prospectively file individual entity’s corporate income tax return with year-end of April 30 for the fiscal year starting from May 1, 2023. The income tax provision in these financial statements is based upon the pretax income (loss) for the years ended April 30, 2023 and 2022.

Income Tax Provision

The provision for income taxes provisions consists of the following components:

	Year ended April 30, 2023	Year ended April 30, 2022

Current:
Federal income tax expense	$223,512	$17,246
State income tax expense	116,099	10,492
Deferred:
Federal income tax benefit	(2,345)	—
State income tax benefit	(780)	—
Total	$336,486	$27,738

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income (loss) before income taxes:

	Year ended April 30, 2023	Year ended April 30, 2022

Federal statutory rate	21.00%	(21.00)%
State statutory rate, net of effect of state income tax deductible to federal income tax	7.08%	(6.88)%
Permanent difference – penalties, interest, and others	(1.69)%	(11.70)%
Utilization of net operating losses (“NOL”)	(14.64)%	-%
Valuation allowance	5.28%	44.00%
Effective tax rate	17.03%	4.42%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	April 30, 2023	April 30, 2022

Deferred tax assets:
Inventory reserve	$—	$13,101
Bad debt expense	70,929
Lease liabilities, net of ROU	441,997	—
NOL	583,490	872,592
Valuation allowance	(1,085,551)	(885,693)
Deferred tax assets, net	$10,865	$—

Deferred tax liability:
Trademark acquired at acquisition of Maison Monterey Park	51,273	—
Deferred tax liability, net of deferred tax assets	$40,408	$—

As of April 30, 2023 and 2022, Maison and Maison El Monte had approximately $2.25 million and $3.28 million, respectively, of U.S. federal NOL carryovers available to offset future taxable income which do not expire but are limited to 80% of income until utilized. As of April 30, 2023 and 2022, Maison and Maison El Monte had approximately $1.58 million and $2.61 million, respectively, of California state net operating loss which can be carried forward up to 20 years to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

The Company recorded $57,835 and $25,160 of interest and penalties related to understated income tax payments for the years ended April 30, 2023 and 2022, respectively. As of April 30, 2023 and 2022, the Company had significant uncertain tax positions of $103,282 and $45,543.

The Company intends to file amended income tax returns in 2023 with respect to these positions. The tax late payment was mainly due to the change in the tax year-end; the year-end for the purpose of financial statements reporting already changed to fiscal year ending April 30 from calendar year-end, and the Company recorded the income tax provision and income tax liability for the years ending April 30, 2023 and 2022 and as of April 30, 2023 and 2022 for the taxable income (loss) in the consolidated financial statements. The Company has not yet filed an amendment to the income tax returns and therefore did not receive the actual tax late payment notice from the IRS yet. As of April 30, 2023, the Company’s U.S. income tax returns filed for the year ending on December 31, 2019 and thereafter are subject to examination by the relevant taxation authorities.

16. Other income

For the year ended April 30, 2023, other income mainly consists of $1.88 million employee retention credit (“ERC”) received. The ERC is a tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

17. Commitments and contingencies

Contingencies

The Company is otherwise periodically involved in various legal proceedings that are incidental to the conduct of its business, including, but not limited to, employment discrimination claims, customer injury claims, and investigations. When the potential liability from a matter can be estimated and the loss is considered probable, the Company records the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations, and claims, the ultimate outcome may differ from the estimates. Although the Company cannot predict with certainty the ultimate resolution of any lawsuits, investigations, and claims asserted against it, management does not believe any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its financial statements.

In May 2020, Maison El Monte was named as a co-defendant in a complaint filed by a consumer advocacy group alleging violations of a California health and safety regulation. The case is pending in the Superior Court of the State of California, and as such, the Company has not made any accruals of possible loss for the year ended April 30, 2023 related to this case.

In June 2022, Maison San Gabriel entered into a confidential settlement agreement with the plaintiff in connection with a California employment law case whereby Maison San Gabriel agreed to pay $98,500 to plaintiff in full settlement of all claims in the case. As a result of the settlement agreement, the Company accrued $98,500 as a loss relating to the case for the fiscal year ended April 30, 2022. During the year ended April 30, 2023, the Company accrued additional $40,000 litigation loss. This settlement amount is subject to reduction by a court proceeding scheduled in 2023.

Commitments

On April 19, 2021, JD E-commerce America Limited (“JD US”) and the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) pursuant to which JD.com will provide services to Maison focused on updating in store technology through the development of a new mobile app, the updating of new in-store technology, and revising store layouts to promote efficiency. The Collaboration Agreement provided for a consultancy and initialization fee of $220,000, 40% of which was payable within three (3) days of effectiveness, 40% of which is due within three (3) days of the completion and delivery of initialization services (including initializing of a feasibility plan, store digitalization, delivery of online retailing and e-commerce business and operational solutions for the Stores) as outlined in the Collaboration Agreement, and the remaining 20% is payable within three (3) days of the completion and delivery of the implementation services (including product and merchandise supply chain configuration, staff training for operation and management of the digital solutions, installation and configuration of hardware, customization of software, concept design and implementation), as outlined in the Collaboration Agreement. The Collaboration Agreement also included certain additional storage and implementation fees to be determined by the parties and royalty fees, following the commercial launch of the platform developed by JD US, of 1.2% of gross merchandise value based on information generated by the platform. For each additional store requiring Consultancy and Initialization service, an additional $50,000 will be charged for preparing the feasibility plan for such additional store. The Collaboration Agreement has an initial term of 10 years and customary termination and indemnification provisions. Simultaneously with the effectiveness of the Collaboration Agreement, JD US and Maison entered into an Intellectual Property License Agreement (the “IP Agreement”) outlining certain trademarks, logos and designs, and other intellectual property rights used in connection with the retail supermarket operations outlined in the Collaboration Agreement, which includes an initial term of 10 years and customary termination provisions. There are no additional licensing fees or costs associated with the IP Agreement. As of the date of this report, there is no new progress on the collaboration agreement with JD US.

18. Acquisition of subsidiary

On June 30, 2022, the Company purchased 100% equity interest in GF Supermarket of MP, Inc (“Maison Monterey Park”), the legal entity holding a supermarket in Monterey Park. Mrs. Grace Xu (spouse of Mr. John Xu, the Company’s chief executive officer) is the selling shareholder of GF Supermarket of MP Inc. with 49% ownership percentage. Another selling shareholder of GF Supermarket of MP Inc. is DNL Management Inc with 51% ownership percentage, who is not a related party of the Company. The purchase consideration was $1.5 million. On February 21, 2023, the Company and the selling shareholders renegotiated and entered into an Amended Stock Purchase Agreement with an effective date on October 31, 2022, to amend the purchase price to $2.5 million, which both parties believed reflected the true fair value of Maison Monterey Park.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Goodwill as a result of the acquisition of Maison Monterey Park is calculated as follows:

Total purchase considerations	$2,500,000
Fair value of tangible assets acquired:
Accounts receivable	79,651
Due from related party	25,000
Property and equipment	448,932
Security deposit	161,945
Inventory	872,084
Deferred tax asset	10,545
Operating lease right-of-use assets	4,680,216
Intangible assets (trademark) acquired	194,000
Total identifiable assets acquired	6,472,373

Fair value of liabilities assumed:
Bank overdraft	(281,940)
Accounts payable	(865,769)
Contract liabilities	(10,369)
Income tax payable	(183,262)
Accrued liability and other payable	(85,789)
Tenant Security deposit	(32,200)
Operating lease liabilities	(4,680,967)
Deferred tax liability	(54,288)
Total liabilities assumed	(6,194,584)
Net identifiable assets acquired	277,789
Goodwill as a result of the acquisition	$2,222,211

The following condensed unaudited pro forma consolidated results of operations for the Company for the years ended April 30, 2023 and 2022 present the results of operations of the Company and Maison Monterey Park as if the acquisitions occurred on May 1, 2022 and 2021, respectively.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Year Ended April 30, 2023
(Unaudited)
Revenue	$58,222,292
Operating costs and expenses	57,707,072
Income from operations	515,220
Other income	1,931,990
Income tax expense	(336,486)
Net income	$2,110,724

For the Year Ended April 30, 2022
(Unaudited)
Revenue	$55,822,617
Operating costs and expenses	56,843,320
Loss from operations	(1,020,703)
Other income	389,358
Income tax expense	(28,538)
Net loss	$(659,883)

19. Subsequent Event

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following major subsequent event that need to be disclosed.

Purchase 40% partnership interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”)

On June 27, 2023, the Company invested $1,440,000 for 40% partnership interest in HKGF Arcadia. HKGF Arcadia is a supermarket located in the City of Arcadia.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 1, 2022, Friedman LLP ("Friedman") combined with Marcum LLP. Friedman served as the Company's independent registered public accounting firm from June 15, 2021 through January 14, 2023. On January 3, 2023, the Company engaged Kreit & Chiu CPA LLP (“KC”) to serve as its independent registered public accounting firm, subject to the completion of all necessary client acceptance procedures and the required communications between KC and the predecessor auditor, which were completed on January 17, 2023.

Friedman's reports on our consolidated financial statements for the year ended April 30, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Furthermore, during the year ended April 30, 2022 and through January 14, 2023, there have been no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Friedman's satisfaction, would have caused Friedman to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such periods.

During the year ended April 30, 2022 and through January 14, 2023, there were no ‘reportable events’ as that term is defined in Item 304(a)(1)(v) of Regulation S-K, other than the following material weaknesses.

The material weaknesses identified related to (i) the lack of full time personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, the Company’s control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts; (ii) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned. The Company has yet to set up internal audit functions; (iii) failure to keep a perpetual inventory control system, as goods received were not scanned into the MoleQ POS system on a timely basis, inventory shortages were not timely calculated and recorded during the audit periods and the Company relies on a consultant to adjust the inventory basis after the full inventory count at fiscal year-end; (iv) the lack of monitoring of related party transactions on a timely basis and the lack of maintaining of a related party list and (v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management.

Neither the Company nor anyone acting on our behalf consulted KC with respect to the above material weaknesses or any reportable events.

During our most recent fiscal year and through January 14, 2023, neither our Company nor anyone acting on our behalf consulted KC with respect to any of the matters or reportable events set forth in 304(a)(1)(v)) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, and the information described below in this Item 9A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at April 30, 2023 due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

We identified material weaknesses in our internal control over financial reporting at April 30, 2023 as set forth below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management has determined that the Company has the following material weaknesses in its internal control over financial reporting at April 30, 2023, as related to: (i) insufficient full-time employees with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP and address complex accounting issues under U.S. GAAP; (ii) the lack of timely related party transaction monitoring and the failure to keep a related party list and keep records of related party transactions on a regular basis; (iii) the failure to keep an up-to-date perpetual inventory control system or timely perform company-wide inventory count at or near its fiscal year-end date. Specifically, maintaining records for inbound warehouse purchases or have specialized personnel to scan goods into the warehouse on a timely basis; (iv) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned; ;(v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management; and (vi) accounting personnel have the ability in the accounting system to prepare, review, and post the same accounting journal entry.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

Following the identification and communication of the material weaknesses, management commenced remediation actions relating to the material weaknesses beginning in the first quarter of fiscal year 2024.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. In addition, we plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting and Auditor Attestation

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is information concerning our current executive officers and directors.

Name	Age	Position(s)
John Xu	46	President and Chief Executive Officer and Chairman of the Board
Alexandria M. Lopez	37	Chief Financial Officer and Director
Mark Willis	66	Director and Chairperson of Compensation Committee
Bin Wang	65	Director and Chairperson of the Audit Committee and the Nominating and Corporate Governance Committee
Dr. Xiaoxia Zhang	53	Director
Tao Han*	48	Chief Operating Officer

*	Mr. Han has been selected, and has agreed to serve, as our Chief Operating Officer, effective upon consummation of our initial public offering.

Backgrounds of Current Executive Officers and Directors and All Persons Who Have Been Selected and Agreed to Serve as Directors Effective Upon Consummation of our Initial Public Offering

Set forth below is information concerning our current executive officers and directors identified above.

John Xu has served as Director, President and Chief Executive Officer of the Company since 2019. Mr. Xu has served as Director and President of J&C International Group LLC, a cross-border investment firm since 2013. From 2009 to 2020, Mr. Xu also served as Director and President of Ideal City Realty, LLC, a real estate investment firm. Mr. Xu has extensive experience in business operations, investment and strategic management and retail enterprises, with a keen market sense and deep understanding of cross-border investment environment.

We believe Mr. Xu’s qualifications to serve on our board of directors include his perspective and experience building and leading our Company as the founder and Chief Executive Officer and his extensive experience in business, strategic development and implementation.

Alexandria M. Lopez has served as a member of our board of directors and has been the Chief Financial Officer of the Company since 2019. Ms. Lopez previously served as Chief Financial Officer and Vice President of J&C International Group LLC, a position she has held from 2014 to 2023. Ms. Lopez has over 10 years of financial and accounting experience. Ms. Lopez received a B.A. in Accounting from the University of Phoenix.

We believe Ms. Lopez’s qualifications to serve on our board of directors include her knowledge of our Company and her extensive management experience at our Company.

Mark Willis, has served as a member of our board of directors since June 14, 2023. Mr. Willis is the founder and Chief Executive Officer of ParQuest Consulting, which he founded in 2015 and has served, since 2021, as a member of the transition team of New York City Mayor Eric Adams. Prior to these roles, Mr. Willis served in various roles at Morgan Stanley Wealth Management, from 1998 to 2015. Mr. Willis has a BBA in Finance and Investments from Baruch College and an MBA with a concentration computer methodology from the Baruch College Graduate School of Business.

We believe Mr. Willis’s qualifications to serve on our board of directors include his substantial experience in business management and finance as well as his expertise and resources in financial services.

Bin Wang has served as a member of our board of directors since June 14, 2023. Mr. Wang is the Managing Director of Eon Capital International Ltd, a Hong Kong-incorporated corporate advisory service company since 2007. He also acted as the Chairman and Chief Executive Officer of Alberton Acquisition Corp. (ALAC), a NASDAQ listed company from 2018 to 2020. From 2010 to 2012, he served as Independent Board Director of Sky Digital Stores Corp. (SKYC), participating in the company’s a public listing process. Mr. Wang began his financial career in 1994 with Chemical Bank, as market segment manager for developing the bank’s commercial banking business in the US domestic Asian market. He then served as Vice President and Team Leader of Chase International Financial Services after Chemical Bank’s merger into Chase in 1996 and later combination into JP Morgan Chase in 2000. He continued his service at JP Morgan Chase with a broad range of management responsibilities in the development and growth of the bank’s international business until 2006. Mr. Wang graduated from Northwestern Polytechnic University in 1980, received his M.S. degree in Mechanical Engineering from Xi’an Jiaotong University in 1983 and he obtained his M.A. in economics from Illinois State University in 1992. Mr. Wang has over 30 years of management experience in financial industry and has provided his financial advisory services to dozens of corporate clients in both the United States and Asia.

We believe Mr. Wang’s qualifications to serve on our board of directors include his substantial experience in business management as well as his expertise and resources in financial services.

Dr. Xiaoxia Zhang has served as a member of our board of directors since June 14, 2023. Dr. Zhang serves as a consultant for a number of Chinese companies with U.S. operations, focusing on strategy, resourcing, technology and supply chain management. Her clients include Yangfang Shengli Catering, which she helped to grow from its origins as a street vendor to a full-industry-chain company that specializes in hala catering, food processing, packaging, central kitchen and restaurants, and to expand its footprint in the New York and California markets. Dr. Zhang also advises Shanxi Hongtong Fenghe Agroforestr, where she helped to develop its signature product, “Yulu Fragrant Pear”, which is known as the “King of Chinese Pears” and to streamline the company’s supply chain process, increasing company efficiency and profitability. Dr. Zhang also serves as Deputy Director at Renmin University of China Lifelong Learning Center, a position she has held since 2014. She previously served as Chairwoman at Zhongguancun Dongsheng New Urbanization Industry Alliance from 2016 to 2020 and Vice Dean at Tianjin Bohai Urban Development Research Institute from 2011 to 2021. Dr. Zhang received her Doctoral Degree in environment science from Peking University in 2004.

We believe Dr. Zhang’s qualifications to serve on our board of directors include her substantial experience in consulting and supply chain management and development as well as her experience with growth stage companies.

Tao Han has been selected, and has agreed to serve, as our Chief Operating Officer upon consummation of our initial public offering. Since October 2020, Mr. Han has served as the general manager of our stores located in San Gabriel, El Monte and Monrovia. Prior to 2020, Mr. Han has served various managerial positions in retail supermarkets for more than 10 years. From 2017 to 2020, Mr. Han was a marketing manager for Hema Fresh in Beijing. From 2011 to 2017, Mr. Han served as administrative manager of Yonghui Supermarket, a public retail company in China. From 2001 to 2011, he was the Head of Management of Iko-Yokato Beijing.

Board of Directors

Board Composition

Our business and affairs are managed under the direction of our board of directors. Our board of directors currently has two members. Our Amended and Restated Bylaws provide that our board of directors will consist of a number of directors to be fixed from time to time by the board. Immediately following the completion of our initial public offering, we expect that our board of directors will consist of five directors, of which Bin Wang, Mark Willis and Dr. Xiaoxia Zhang qualify as independent directors under the corporate governance standards of the Nasdaq and the independence requirements of Rule 10A-3 under the Exchange Act. Members of the board of directors will be elected at our annual meeting of stockholders to hold office until their successors have been elected and qualified, subject to prior death, resignation, disqualification or removal from office.

Controlled Company

We are a “Controlled Company” as defined under the Nasdaq Stock Market Rules because, and as long as, Mr. John Xu, our Chairman and Chief Executive Officer, holds more than 50% of the Company’s voting power, he will exercise control over the management and affairs of the company and matters requiring stockholder approval, including the election of the Company’s directors. Mr. Xu, who after our initial public offering will control more than 50% of the voting power of our outstanding capital stock, will have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our Company. For so long as we remain a Controlled Company under that definition, we are permitted to elect, and intend, to rely on certain exemptions from corporate governance rules of Nasdaq, including:

●	an exemption from the rule that a majority of our board of directors must be independent directors;

●	an exemption from the rule that the compensation of our chief executive officer must be determined or recommended solely by independent directors; and

●	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

Committees of the board of directors

Our board of directors will establish an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee member will be appointed by the board of directors and will serve until his or her successor is elected and qualified, unless he or she is earlier removed or resigns.

Audit Committee

Upon the consummation of our initial public offering, we expect to have an audit committee that consists of Dr. Xiaoxia Zhang, Bin Wang and Mark Willis. The board of directors has determined that each of the members of the audit committee satisfy the independence requirements of the Nasdaq corporate governance standards and Rule 10A-3 under the Exchange Act and is financially literate (as defined under the rules of Nasdaq). In arriving at this determination, the Board has examined each audit committee member’s scope of experience, the nature of their prior and/or current employment and all other factors determined to be relevant under the rules and regulations of Nasdaq and the SEC.

Bin Wang will serve as the chair of the audit committee. The Board has determined that Bin Wang qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq rules. In making this determination, the Board has considered formal education and previous professional experience in financial roles. Both the Company’s independent registered public accounting firm and management will periodically meet privately with the audit committee members.

The committee will have responsibility for, among other things:

●	overseeing management’s maintenance of the reliability and integrity of our accounting policies and financial reporting and our disclosure practices;

●	overseeing management’s establishment and maintenance of processes to assure that an adequate system of internal control is functioning;

●	overseeing management’s establishment and maintenance of processes to assure our compliance with all applicable laws, regulations and corporate policies;

●	reviewing our annual and quarterly financial statements prior to their filing and prior to the release of earnings; and

●	reviewing the performance of the independent accountants and making recommendations to the board of directors regarding the appointment or termination of the independent accountants and considering and approving any non-audit services proposed to be performed by the independent accountants.

The audit committee will have the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

Our board of directors will adopt a written charter for our audit committee effective upon consummation of our initial public offering, which will be available on our corporate website at www.maisonsolutionsinc.com upon consummation of our initial public offering.

The composition and function of the audit committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. The Company will comply with future requirements to the extent they become applicable to the Company.

Compensation Committee

The Company’s compensation committee will consist of Mark Willis, Bin Wang and Dr. Xiaoxia Zhang. The Board has determined that each of the members of nominating and corporate governance committee satisfy the independence requirements of Nasdaq and the SEC. Mark Willis will serve as the chair of the compensation committee. The functions of the compensation committee include, among other things:

●	reviewing our compensation practices and policies, including equity benefit plans and incentive compensation;

●	reviewing key employee compensation policies;

●	monitoring performance and compensation of our employee-directors, officers and other key employees; and

●	preparing recommendations and periodic reports to the board of directors concerning these matters.

Our board of directors will adopt a written charter for our compensation committee effective upon consummation of our initial public offering, which will be available on our corporate website at www.maisonsolutionsinc.com upon consummation of our initial public offering.

The composition and function of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. The Company will comply with future requirements to the extent they become applicable to the Company.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee consists of Bin Wang, Mark Willis and Dr. Xiaoxia Zhang. The Board has determined that each of the members of nominating and corporate governance committee satisfy the independence requirements of Nasdaq and the SEC. Bin Wang will serve as the chair of the nominating and corporate governance committee. The functions of the nominating and corporate governance committee include, among other things:

●	making recommendations as to the size, composition, structure, operations, performance and effectiveness of the board of directors;

●	establishing criteria and qualifications for membership on the board of directors and its committees;

●	assessing and recommending to the board of directors strong and capable candidates qualified to serve on the board of directors and its committees;

●	developing and recommending to the board of directors a set of corporate governance principles; and

●	considering and recommending to the board of directors other actions relating to corporate governance.

Our board of directors will adopt a written charter for our nominating and corporate governance committee effective upon consummation of our initial public offering, which will be available on our corporate website at www.maisonsolutionsinc.com upon consummation of our initial public offering.

The composition and function of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. The Company will comply with future requirements to the extent they become applicable.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Code of Ethics

Upon consummation of our initial public offering, our board of directors will adopt a code of ethics effective upon consummation of our initial public offering that establishes the standards of ethical conduct applicable to all of our directors, officers, employees, consultants and contractors. The code of ethics will address, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of ethics, employee misconduct, conflicts of interest or other violations. Our code of ethics will be publicly available on our website at www.maisonsolutionsinc.com. Any waiver of our code of ethics with respect to our directors, executive officers or other principal financial officers may only be authorized by our board of directors and will be disclosed as required by applicable law and the listing rules of Nasdaq.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Director Compensation

From 2019 to date, our directors were John Xu and Alexandria Marie Lopez and they have never received any compensation for their services as directors. We did, however, reimburse them for their travel expenses incurred in connection with their attendance at board meetings and fulfilling their duties as members of our board of directors.

Our board of directors will adopt a new non-employee director compensation program effective upon consummation of our initial public offering, under which each non-employee director will receive compensation from us for their service on our board of directors as follows:

Director Service Agreements

In connection with the election as our directors, each of our current non-executive directors (including the independent directors) has entered into a standard director service agreement (the “Form Director Service Agreement”) with us, pursuant to which (a) such director will be entitled to annual cash retainers and/or equity incentive plans (which have yet to be established), (b) we agreed to indemnify our directors to the fullest extent authorized in our governing documents and applicable law, and such indemnity only applies if the director acted honestly and in good faith with a view to our best interests and, in the case of criminal proceedings, we had no reasonable cause to believe that the director’s conduct was unlawful; and (c) the directorship term will expire at the next annual stockholders meeting, subject to earlier extraordinary events.

Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the section titled “Summary Compensation Table” below. The table summarizes the compensation paid to our principal executive officer and each of our other named executive officers determined under 402(m)(2) of Regulation S-K during 2023 and 2022. We refer to these individuals as our “named executive officers.” In fiscal years ended April 30, 2023 and 2022, our named executive officers and their positions were as follows:

●	John Xu, our President and Chief Executive Officer;

●	Alexandria M. Lopez, our Chief Financial Officer; and

●	Tao Han, our General Manager (who will be named Chief Operating Officer upon the consummation of our initial public offering).

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs we adopt following the completion of our initial public offering may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table.

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other named executive officers during the last two fiscal years.

Officer Compensation Table (Fiscal Year 2023 and 2022)

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John Xu,	2023	71,000		—	—	—	—	—	—
President and Chief Executive Officer	2022	71,000	—	—	—	—	—	—	—
Alexandria M. Lopez,	2023	106,000	—	—	—	—	—	—	—
Chief Financial Officer	2022	106,000	—	—	—	—	—	—	—
Tao Han,	2023	86,000		—	—	—	—	—	—
Chief Operating Officer	2022	86,000		—	—	—	—	—	—

From 2019 to June 2021, our President and Chief Executive Officer John Xu and Chief Financial Officer Alexandria M. Lopez did not receive any compensation for their services as executive officers of Maison. From July 2021, Mr. Xu was paid a base salary in an amount of $71,000 per year and Ms. Lopez was paid a base salary in an amount of $106,000 per year. Our Chief Operating Officer, Tao Han, has been paid a base salary of $86,000 per year since joining the Company.

Employment Agreements

We have entered into employment agreements with each of our named executive officers that generally set forth the terms and conditions of employment, including base salary, target bonus opportunities, the opportunity to participate in the equity incentive plans of Maison Solutions Inc., and any of its respective affiliates (to be documented in the relevant agreements of each such entity), and including, and standard employee benefit plan participation.

Grants of Plan Based Awards

None of our named executive officers participate in or have account balances in any plan based award programs.

Outstanding Equity Awards at Fiscal Year-End; Option Exercises and Stock Vested

None of our named executive officers have ever held options to purchase interests in it or other awards with values based on the value of its interests.

Pension Benefits

None of our named executive officers participated in or have account balances in qualified or nonqualified defined benefit plans sponsored by the Company.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in nonqualified defined contribution plans or other deferred compensation plans maintained by the Company.

Limitation on Liability and Indemnification Matters

We have entered into indemnification agreements with our directors and officers that contain provisions that limit their personal liability for monetary damages. Consequently, our directors and officers will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties. With certain exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of our directors in any action or proceeding. We believe that these indemnification agreements are necessary to attract and retain qualified persons as directors. We also maintain directors’ and officers’ liability insurance.

Our amended and restated bylaws will provide that we shall advance expenses incurred by a director in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her.

The limitation of liability represented by the indemnification agreements and the indemnification provisions in our amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty of care. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of July 31, 2023 regarding the beneficial ownership of our Class A and Class B common stock by:

●	each person known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if they have or share the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or have the right to acquire such powers within 60 days. We have based percentage ownership of our common on 13,760,000 shares of our Class A common stock and 2,240,000 shares of our Class B common stock outstanding as of July 31, 2023.

	Common Stock Beneficially Owned				% of Common Stock
	Class A		Class B		Beneficially
Name of Beneficial Owner	Shares	%	Shares	%	Owned
5% Stockholders:
Stratton Arms Holding, LLC(1)(2)	13,600,000	98.84%	—	*	37.61%
Amsterdam NYC Fund, LP(3)	3,200,000	23.26%	—	*	8.85%
Golden Tree USA, Inc(4)	—	*	2,240,000	100%	61.95%
Executive Officers and Directors:
John Xu(5)	13,600,000	98.84%	2,240,000	100%	99.56%
Alexandria M. Lopez	—	—	—	—	—
Tao Han	—	—	—	—	—
Bin Wang	—	—	—	—	—
Dr. Xiaoxia Zhang	—	—	—	—	—
Mark Willis	—	—	—	—	—

*	Represents less than 1%
(1)	The address of Stratton Arms Holding, LLC is 3901 Main Street Ste 501, Flushing NY 11354.
(2)	Stratton Arms Holding, LLC owns 50% of the partnership interest of Amsterdam NYC Fund, LP and acts as the general partner of Amsterdam NYC Fund, LP. Stratton Arms Holding, LLC is deemed to be the beneficial owner of 3,200,000 Class A common stock held indirectly through its ownership in Amsterdam NYC Fund, LP.
(3)	The address of Amsterdam NYC Fund, LP is 3901 Main Street Ste 501, Flushing NY 11354.
(4)	The address of Golden Tree USA, Inc is 3901 Main Street Ste 501, Flushing NY 11354.
(5)	John Xu is 100% owner of Stratton Arms Holding, LLC and Golden Tree USA, Inc. John Xu has sole voting and dispositive power over the shares owned by Stratton Arms Holding, LLC and Golden Tree USA, Inc. John Xu is the Chairman of the Board and Chief Executive Officer of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following includes a summary of transactions since July 2019 and any currently proposed transactions to which we were or are expected to be a participant in which any of our directors, executive officers, or holders of more than 5% of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest. Most of these transactions are between John Xu, our majority shareholder, chairman of the board and chief executive officer, and us.

●	On October 29, 2019, the Company acquired a 25% equity interest of Hong Kong Supermarket of Monterey Park, Ltd for $0.66 million. On January 1, 2020, the Company sold the 25% equity interest of Hong Kong Supermarket of Monterey Park, Ltd to HZV Holding Inc. for $0.66 million, a company owned by John Xu.

●	In fiscal year 2020, the Company borrowed $1,863,666 at 0% interest per annum from Ideal Investment, a company owned by John Xu. As of April 30, 2020, the Company has converted all payables from Ideal Investment to shares and the balance was zero.

●	In fiscal year 2020, the Company lent $20,000 at 0% interest per annum to Good Fortune CA3, LP, a company owned by John Xu. Good Fortune CA3, LP repaid the Company this amount in full in 2022.

●	As of April 30, 2021, the Company has borrowed $86,288 at 0% interest per annum from John Xu. The Company paid back this amount in 2022.

●	In fiscal year 2021, the Company lent $270,000 at 0% interest per annum to JC International Group LLC, a company owned by John Xu. JC International Group LLC repaid the Company in full in 2022.

●	In fiscal year 2021, the Company lent $60,000 at 0% interest per annum to Ideal Investment, a company owned by John Xu. Ideal Investment has paid back this amount as of April 30, 2022.

●	In fiscal year 2021, the Company lent $30,000 at 0% interest per annum to Ideal City Capital, a company owned by John Xu. Ideal City Capital has paid back this amount as of April 30, 2022.

●	In fiscal year 2021, the Company lent $122,000 at 0% interest per annum to Fowler Development, a company owned by John Xu. Fowler Development has paid back this amount as of April 30, 2022.

●	In fiscal year 2021, the Company lent $43,100 at 0% interest per annum to Good Fortune CA3, LP, a company owned by John Xu. Good Fortune CA3, LP has paid back this amount as of April 30, 2022.

●	On May 1, 2021, the Company acquired a 10% equity interest of Dai Cheong Co., Inc, a California corporation, from DC Holding. DC Holding is owned by John Xu. The purchase price for this transaction was $162,665.

●	As of April 30, 2022, the Company lent $20,000 at 0% interest per annum to Good Fortune CA3, LP, a company owned by John Xu, this amount was repaid on July 29, 2022.

●	In fiscal year 2022, the Company borrowed $30,825 at 0% interest per annum from Ideal City Capital, a company owned by John Xu. This amount was repaid on October 19, 2022.

●	In fiscal year 2022, the Company borrowed $108,361 at 0% interest per annum from JC International Group LLC, a company owned by John Xu. This amount was repaid on October 19, 2022.

●	As of April 30, 2022, the Company owed John Xu $174,594. This amount was repaid on October 20, 2022.

●	As of April 30, 2022, the Company owed Grace Xu $40,775. This amount was repaid on October 20, 2022.

●	On December 31, 2021, the Company acquired a 10% equity interest of HKGF Market of Alhambra, Inc., the legal entity holding the Alhambra Store, from Grace Xu. The purchase price for this transaction was $40,775.

●	On June 30, 2022, the Company acquired 100% of the equity of GF Supermarket of MP, Inc. from DNL Management Inc. (51% ownership) and Ms. Grace Xu (49% ownership). This acquisition was treated as a related party transaction. The purchase price for this transaction was $1.5 million. On February 21, 2023, the Company and the selling shareholders renegotiated and entered into an Amended Stock Purchase Agreement, with an effective date on October 31, 2022, to amend the purchase price to $2.5 million, which both parties believed reflected the true fair value of Maison Monterey Park.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Friedman served as the Company's independent registered public accounting firm from June 15, 2021 through January 14, 2023. On January 3, 2023, the Company engaged KC to serve as its independent registered public accounting firm for the year ended April 30, 2023, subject to the completion of all necessary client acceptance procedures and the required communications between KC and the predecessor auditor, which were completed on January 17, 2023. Also, effective January 14, 2023, the Company approved the dismissal of Friedman as the Company’s independent registered public accounting firm.

Friedman audited the Company’s financial statements as of and for the year ended April 30, 2022 and the subsequent interim period through January 14, 2023. Friedman's reports on our consolidated financial statements for the year ended April 30, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with Friedman's audit of the Company’s financial statements as of and for the year ended April 30, 2022 and the subsequent interim period through January 14, 2023, there were (i) no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Friedman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make a reference to the subject matter thereof in connection with its reports on the Company’s financial statements for such years and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions), other than the material weaknesses listed under Item 9 of this Annual Report on Form 10-K.

During the year ended April 30, 2022 and the subsequent interim period through January 14, 2023, neither the Company, nor any party on its behalf, consulted with KC regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s financial statements, and no written reports or oral advice was provided to the Company by KC that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The following table sets forth KC’s and Friedman’s fees for the years ended April 30, 2023 and April 30, 2022, respectively.

	2023	2022
Audit Fees(1)	$397,362	$355,000
Audit Related Fees(2)	$15,000	$93,000
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$412,362	$448,000

(1)	Includes fees for audits of our annual financial statements, the auditors’ attestation of the Company’s internal control over financial reporting, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.
(2)	Includes the review of Current Reports on Form 8-K and comfort letters in connection with public offerings.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. The financial statements listed in the “Index to Financial Statements” on page F-1 are filed as part of this report.

2. Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits included or incorporated herein: See below.

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of Maison Solutions Inc.
3.2*	Amended and Restated Bylaws of Maison Solutions Inc.
4.1*	Specimen Class A Common Stock Certificate.
4.2	Description of Registered Securities
10.1*+	Form of Maison Solutions Inc. 2023 Stock Incentive Plan.
10.2*	Form of Indemnification Agreement between Maison Solutions Inc. and each of the directors and officers thereof.
10.3*	Form of Employment Agreement between Maison Solutions Inc. and John Xu.
10.4*	Form of Employment Agreement between Maison Solutions Inc. and Alexandria M. Lopez.
10.5*	Form of Employment Agreement between Maison Solutions Inc. and Tao Han.
10.6*	Amended Loan Authorization and Agreement by and between the U.S. Small Business Administration and Good Fortune Supermarket of Monrovia LP, principal amount of $150,000 at 3.75% interest for a term of 30 years dated June 3, 2020.
10.7*	Loan Authorization and Agreement by and between the U.S. Small Business Administration and Good Fortune Supermarket of San Gabriel LP, principal amount of $2,000,000 at 3.75% interest for a term of 30 years dated January 12, 2022.
10.8*	Amended Loan Authorization and Agreement by and between the U.S. Small Business Administration and Super HK of El Monte Inc, principal amount of $500,000 at 3.75% interest for a term of 30 years dated January 6, 2022.
10.9*	Collaboration Agreement by and between JD E-commerce American Limited and Maison Solutions Inc. dated April 19, 2021 (English Translation).
10.10*	Intellectual Property License Agreement by and between JD E-commerce American Limited and Maison Solutions Inc. dated April 19, 2021 (English Translation).
10.11*	Business Loan Agreement by and between American First National Bank and Good Fortune Supermarket of Monrovia, LP, principal amount of $1,000,000 at 4.5% to 6.5% variable interest for a term of 7 years dated March 2, 2017.
10.12*	Business Loan Agreement by and between American First National Bank and Good Fortune Supermarket of San Gabriel, LP, principal amount of $1,000,000 at 4.5% to 6.5% variable interest for a term of 7 years dated March 2, 2017.
21.1*	Subsidiaries of Maison Solutions Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference from the registrant’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on May 22, 2023 and declared effective on June 14, 2023.
**	Furnished herewith.
+	Indicates management compensatory agreement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: July 31, 2023	MAISON SOLUTIONS INC.

	By:	/s/ John Xu
John Xu
Chief Executive Officer, Chairman and President
(Principal Executive Officer)

	By:	/s/ Alexandria M. Lopez
Alexandria M. Lopez
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Xu	Chief Executive Officer, Chairman and President	July 31, 2023
John Xu	(Principal Executive Officer)

/s/ Alexandria M. Lopez	Chief Financial Officer	July 31, 2023
Alexandria M. Lopez	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bin Wang	Director	July 31, 2023
Bin Wang

/s/ Mark Willis	Director	July 31, 2023
Mark Willis

/s/ Dr. Xiaoxia Zhang	Director	July 31, 2023
Dr. Xiaoxia Zhang