Form 10-K/A
period 2023-04-30
Maison Solutions Inc.
filed 2023-08-01
CIK 1892292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to correct a typographical error relating to the date of the report by Friedman, LLP, our Independent Registered Public Accounting Firm for the fiscal year ended April 30, 2022, that had appeared on page F-3 of the original Form 10-K of Maison Solutions Inc. (the “Company”) for the fiscal year ended April 30, 2023, as filed on July 31, 2023 (the “2023 Form 10-K”). The correct date of the report is December 22, 2022, and a copy of the report, with the corrected date, is included with this Amendment. The corrected report replaces in its entirety the report originally included on page F-3 under “Part II- Item 8. Financial Statements and Supplementary Data.” This Amendment also corrects the amounts listed for the year ended April 30, 2022 in the tables on pg. F-19 under Note 12 - “Related party balances and transactions - Related party transactions”. The corrected report replaces in its entirety the tables originally included on page F-19.

In addition, the Company is including in this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively. The exhibits listed in Part IV-Item 15. Exhibits and Financial Statement Schedules are filed herewith in accordance with Rule 12b-15 of the Exchange Act.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the 2023 Form 10-K or reflect any events that have occurred after the filing of the 2023 Form 10-K.

Table of Contents

Part II
Item 8. Financial Statements and Supplementary Data	F-1

Part IV
Item 15. Exhibits and Financial Statement Schedules	IV-1

i

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

/s/ Kreit & Chiu CPA LLP

We have served as the Company’s auditor since 2023.

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

New York, New York

December 22, 2022

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

As of April 30, 2023, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending April 30,	Amount
2024	$63,030
2025	65,097
2026	67,243
2027	69,471
2028	71,784
Thereafter	2,287,704
Total	$2,624,329

12. Related party balances and transactions

Related party transactions

Sales to related parties

Name of Related Party	Nature	Relationship	Year ended April 30, 2023	Year ended April 30, 2022

The United Food LLC	Supermarket product sales	John Xu, the Company’s chief executive officer, is one of the United Food LLC’s shareholders	$30,052	$2,739
GF Supermarket of MP, Inc. (acquired all the assets from Hong Kong Supermarket of Monterey Park, Ltd on August 1, 2021)	Supermarket product sales	Grace Xu, spouse of John Xu, is the major shareholder with 49% ownership, sold this entity to the Company on June 30, 2022	—	702,082
Hong Kong Supermarket of Monterey Park, Ltd	Supermarket product sales	John Xu, controls this entity	—	822,699
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 100% ownership	654,086	387,147
Total			$684,138	$1,914,667

Purchases from related parties

Name of Related Party	Nature	Relationship	Year ended April 30, 2023

The United Food LLC	Supermarket product sales	John Xu, the Company’s chief executive officer, is one of the United Food LLC’s shareholders	$52,848
Dai Cheong Trading Co Inc	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc.	184,969
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 100% ownership	8,379
Total			$246,196

Investment in equity securities purchased from related parties

Name of Investment Company	Nature of Operation	Investment percentage	Relationship	As of April 30, 2023	As of April 30, 2022

Dai Cheong Trading Co Inc.	Import and wholesales of groceries	10%	John Xu, the Company’s Chairman and Chief Executive Officer, controls this entity with 100% ownership through DC Holding CA, Inc.	$162,665	$162,665
HKGF Market of Alhambra, Inc.	Supermarket product sales	10%	Grace Xu, spouse of John Xu, controls this entity with 100% ownership	40,775	40,775
Total				$203,440	$203,440

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

3. Exhibits included or incorporated herein: See below.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Furnished herewith.

IV-1

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

IV-2