Form 10-Q
period 2023-07-31
Maison Solutions Inc.
filed 2023-09-12
CIK 1892292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41720

MAISON SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Delaware	84-2498797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

127 N Garfield Avenue Monterey Park, California 91754
(Address of Principal Executive Offices, including zip code)

(626) 737-5888
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	-	-

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of September 8, 2023, the number of shares of Class A common stock, $0.0001 par value, outstanding was 13,760,000 shares, and the number of shares of Class B common stock, $0.0001 par value, outstanding was 2,240,000 shares.

MAISON SOLUTIONS INC.

FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2023

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Consolidated Balance Sheets as of July 31, 2023 (Unaudited) and April 30, 2023 (Audited)		1

Consolidated Statements of Operations for the Three Months Ended July 31, 2023 and for the Three Months Ended July 31, 2022 (Unaudited)		2

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended July 31, 2023 and for the Three Months Ended July 31, 2022 (Unaudited)		3

Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2023 and for the Three Months Ended July 31, 2022 (Unaudited)		4

Notes to Consolidated Financial Statements (Unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Control and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

SIGNATURES		39

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAISON SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2023 (Unaudited)	April 30, 2023
ASSETS
Current Assets
Cash and equivalents	$1,612,081	$2,569,766
Accounts receivable	392,330	315,356
Accounts receivable - related parties	255,073	289,615
Inventories, net	2,871,049	2,978,986
Prepayments	1,083,820	1,547,243
Other receivables and other current assets	455,403	550,836
Other receivable - related parties	33,995	33,995
Total Current Assets	6,703,751	8,285,797
Restricted cash - non-current	1,101	1,101
Property and equipment, net	620,561	671,463
Intangible assets	193,804	197,329
Security deposits	457,491	457,491
Investment under cost method – related parties	203,440	203,440
Investment under equity method	1,411,544	-
Operating lease right-of-use assets, net	22,036,537	22,545,190
Goodwill	2,222,211	2,222,211
Total Assets	$33,850,440	$34,584,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,950,695	$3,105,592
Accounts payable - related parties	469,782	465,310
Note payable	150,000	150,000
Current portion of loan payables	285,489	370,828
Accrued expenses and other payables	809,001	867,796
Contract liabilities	370,836	449,334
Other payables - related parties	241,585	241,585
Operating lease liabilities - current	1,780,559	1,761,182
Income taxes payable	1,081,699	961,034
Total Current Liabilities	8,139,646	8,372,661
Long-term loan payables	2,545,221	2,561,299
Other long-term payables	110,114	105,637
Operating lease liabilities - non-current	22,251,277	22,711,760
Deferred tax liability, net	38,649	40,408
Total Liabilities	33,084,907	33,791,765

Commitment and contingencies (Note 18)

Stockholders’ Equity (Deficit)
Class A Common stock, $0.0001 par value, 92,000,000 shares authorized; 13,760,000 shares issued and outstanding	1,376	1,376
Class B Common stock, $0.0001 par value, 3,000,000 shares authorized; 2,240,000 shares issued and outstanding	224	224
Accumulated retained earnings	417,771	522,710
Total Maison Solutions, Inc. Stockholders’ Equity	419,371	524,310
Noncontrolling interests	346,162	267,947
Total Stockholders’ Equity	765,533	792,257
Total Liabilities and Stockholders’ Equity	$33,850,440	$34,584,022

The accompanying notes are an integral part of the consolidated financial statements.

MAISON SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2023	2022

Net Revenues
Supermarket	$13,752,315	$11,409,688
Total Revenues, Net	13,752,315	11,409,688

Cost of Revenues
Supermarket	10,646,219	9,104,839
Total Cost of Revenues	10,646,219	9,104,839

Gross Profit	3,106,096	2,304,849

Selling Expenses	2,264,550	2,168,218
General and Administrative Expenses	1,058,291	657,628
Total Operating Expenses	3,322,841	2,825,846
Loss from Operations	(216,745)	(520,997)

Other Income, net	383,949	124
Investment loss	(28,456)	-
Interest Expense	(46,566)	(31,588)
Total other Income (expenses), net	308,927	(31,464)

Income (Loss) Before Income Taxes	92,182	(552,461)
Income Tax Provisions	118,906	17,926

Net Loss	(26,724)	(570,387)

Net Income Attributable to Noncontrolling Interests	78,215	26,653

Net Loss Attributable to Maison Solutions Inc.	$(104,939)	$(597,040)

Loss per Share Attributable to Maison Solutions, Inc.
- Basic and Diluted	$(0.01)	$(0.04)

Weighted Average Number of Common Stock Outstanding
- Basic and Diluted	16,000,000	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JULY 21, 2023 AND 2022

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Equity
Balance at April 30, 2023	13,760,000	$1,376	2,240,000	$224	$-	$522,710	$267,947	$792,257
Net income (loss)	-	-	-	-	-	(104,939)	78,215	(26,724)
Balance at July 31, 2023	13,760,000	$1,376	2,240,000	$224	$-	$417,771	$346,162	$765,533

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Equity
Balance at April 30, 2022	13,760,000	$1,376	2,240,000	$224	$-	$(729,093)	$(119,551)	$(847,044)
Net income (loss)	-	-	-	-	-	(597,040)	26,653	(570,387)
Balance at July 31, 2022	13,760,000	$1,376	2,240,000	$224	$-	$(1,326,133)	$(92,898)	$(1,417,431)

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended July 31,
	2023	2022
Cash flows from operating activities
Net loss	$(26,724)	$(570,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expenses	67,236	141,498
Bad debt reversal	(105,322)	-
Provision for inventory shrinkage reserve	(3,237)	8,306
Loss on equity method investment	28,456	-
Changes in deferred taxes	(1,759)	(302)
Changes in operating assets and liabilities:
Accounts receivable	(76,974)	(395,055)
Accounts receivable - related party	22,611	322,815
Inventories	111,174	68,533
Prepayments	463,423	667,654
Other receivables and other current assets	200,754	349,964
Accounts payable	(154,894)	324,648
Accounts payable - related party	16,402	(535,552)
Accrued expenses and other payables	(58,795)	69,432
Contract Liabilities	(78,499)	(58,774)
Operating lease liabilities	67,547	46,862
Taxes payables	120,665	18,081
Other long-term payables	4,477	61,913
Net cash provided by operating activities	596,541	519,636

Cash flows from investing activities
Payments of equipment purchase	(12,809)	-
Investment into Good Fortune Arcadia	(1,440,000)	-
Net cash used in investing activities	(1,452,809)	-

Cash flows from financing activities
Proceeds from loans	-	7,363
Bank overdraft	-	(281,940)
Repayments on loan payables	(101,417)	-
Borrowings from related parties	-	482,120
Net cash provided by (used in) financing activities	(101,417)	207,543

Net changes in cash and restricted cash	(957,685)	727,179
Cash and restricted cash at the beginning of the period	2,570,867	972,431
Cash and restricted cash at the end of the period	$1,613,182	$1,699,610

Supplemental disclosure of cash and restricted cash
Cash	$1,612,081	$1,698,509
Restricted cash	1,101	1,101
Total cash and restricted cash	$1,613,182	$1,699,610

Supplemental disclosure of cash flow information
Cash paid for interest	$35,814	$7,635
Cash paid for income taxes	$-	$6,156

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

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

The interim consolidated financial information as of July 31, 2023 and for the three months periods ended July 31, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023, previously filed with the SEC on August 1, 2023.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim consolidated financial position as of June 30, 2023, its interim consolidated results of operations and cash flows for the three months ended July 31, 2023 and 2022, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries and, when applicable, entities for which the Company has a controlling financial interest. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

MAISON SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

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

As of July 31, 2023 and April 30, 2023, the Company had NCIs of $346,162 and $267,947, respectively, which represent 9% of the equity interest of Maison San Gabriel, 14.75% of the equity interest of Maison Monrovia and 8.33% of the equity interest of Maison El Monte. For the three months ended July 31, 2023 and 2022, the Company had net income of $78,215 and $26,653, respectively, that were attributable to NCIs.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had retained earnings of $417,771 at July 31, 2023, the Company had net loss attributable to the Company of $104,939 and $597,040 for the three months ended July 31, 2023 and 2022, respectively. The management plans to increase its revenue by strengthening its sales force, providing attractive sales incentive programs, recruiting experienced industry-related managerial personnel, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.

The Company had $1.61 million cash on hand and working capital deficit of $1.44 million at July 31, 2023. The Company has historically funded its working capital needs primarily from operations. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The Company believes that its cash on hand and operating cash flows will be sufficient to fund its operations over at least the next 12 months from the date of issuance of these financial statements. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments, and may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may seek to issue debt or equity securities or obtain a credit facility.

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

Cash and cash equivalents

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of July 31, 2023 and April 30, 2023, cash balances held in the banks, exceeding the standard insurance amount, are $862,081 and $1,819,766, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

Cash from operating, investing and financing activities of the consolidated statement of cash flows are net of assets and liabilities acquired of Maison Monterey Park.

MAISON SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

Restricted cash

Restricted cash is an amount of cash deposited with banks in conjunction with borrowings from banks. Restriction on the use of such cash and the interest earned thereon is imposed by the banks and remains effective throughout the terms of the bank borrowings and notes payable. Restricted cash is classified as non-current assets on the Company’s consolidated balance sheets, as all the balances are not expected to be released to cash within the next 12 months. As of July 31, 2023 and April 30, 2023, the Company had restricted cash of $1,101 and $1,101, respectively.

Accounts receivable

The Company’s accounts receivable arises from product sales. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of July 31, 2023 and April 30, 2023, there was no allowance for the doubtful accounts.

Accounts receivable — related parties

Accounts receivable consist primarily of receivables from related parties on 30-day credit terms and are presented net of an allowance for estimated uncollectible amounts. The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the accounts receivable is written off against the allowance. As of July 31, 2023 and April 30, 2023, there was no allowance for the doubtful accounts.

Inventories, net

Inventories consisting of products available for sale are primarily accounted for using the first-in, first-out method and are valued at the lower of cost and net realizable value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on the historical data and management’s estimates and provides a reserve for inventory shrinkage for the three months ended July 31, 2023 and 2022.

Prepayments

Prepayments and deposits are mainly comprised of cash deposited and advanced to suppliers for future inventory purchases and services to be performed. This amount is refundable and bears no interest. For any prepayments that management determines will not be in receipts of inventories, services, or refundable, the Company recognizes an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of July 31, 2023 and April 30, 2023, the Company had made prepayment to its vendors. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary.

Other receivables and other current assets

Other receivables and other current assets primarily include non-interest-bearing loans of the other business entities. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of July 31, 2023 and April 30, 2023, the Company did not have any bad debt allowance for other receivables.

MAISON SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the three months ended July 31, 2023 and 2022.

Security deposits

Security deposits primarily include deposits made to the Company’s landlord for its supermarkets and office facilities. These deposits are refundable upon expiration of the lease.

Long-term investment

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

MAISON SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

In May 2021, the Company purchased a 10% equity interest in Dai Cheong Trading Inc., a grocery trading company, for $162,665 from DC Holding. DC Holding is 100% owned by John Xu, the Chairman and Chief Executive Officer of the Company. See Note 13 — “Related party balances and transactions”.

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc, the legal entity holding the store for $40,775 from Ms. Grace Xu, sole shareholder of HKGF Market of Alhambra, Inc. and a related party as the spouse of Mr. John Xu, the Chairman and Chief Executive Officer of the Company. See Note 13 — “Related party balances and transactions”.

On June 27, 2023, the Company invested $1,440,000 for 40% interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). See Note 8 — “Equity method investment”.  The Company has determined that HKGF Arcadia is not a VIE and has evaluated its consolidation analysis under the voting interest model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in HKGF Arcadia under the equity method of accounting. Under this method, the investor (“Maison”) recognizes its share of the profits and losses of the investee (“HKGF Arcadia”) in the periods when these profits and losses are also reflected in the accounts of the investee. Any profit or loss recognized by the investor appears in its income statement, any recognized profit increases the investment recorded by the investor, while a recognized loss decreases the investment.

Investment in equity securities is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore the Company did not record any impairment charges for its investments for the three months ended July 31, 2023.

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

If the fair value is less than the carrying value, the goodwill of the reporting unit is determined to be impaired and the Company will record an impairment equal to the excess of the carrying value over its fair value. The Company did not record any impairment loss during the three Months ended July 31, 2023 and 2022.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

Leases

On May 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Lease (FASB ASC Topic 842). The adoption of Topic 842 resulted in the presentation of operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet. See Note 14 — “Leases” for additional information.

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

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

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

The Company sells Company gift cards to customers. There are no administrative fees on unused gift cards, and the gift cards do not have an expiration date. Gift card sales are recorded as contract liability when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company’s gift card breakage rate is based upon historical redemption patterns and it recognizes breakage revenue utilizing the redemption recognition method. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift card been redeemed. The Company’s contract liability related to gift cards was $370,836 and $449,334 as of July 31, 2023 and April 30, 2023, respectively.

The following table summarizes disaggregated revenue from contracts with customers by product group: perishable and non-perishable goods. Perishable product categories include meat, seafood, vegetables, and fruit. Non-perishable product categories include grocery, liquor, cigarettes, lottery, newspaper, reusable bag, non-food, and health products.

	Three Months ended July 31,
	2023	2022

Perishables	$7,723,846	$6,454,274
Non-perishables	6,028,469	4,955,414
Total revenues	$13,752,315	$11,409,688

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

Selling expenses

Selling expenses mainly consist of advertising costs, promotion expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expensed when the services are performed. The Company’s advertising expenses were $30,637 and $10,078 for the three months ended July 31, 2023 and 2022, respectively.

General and administrative expenses

General and administrative expenses mainly consist of payroll and related costs for employees involved in general corporate functions, professional fees and other general corporate expenses, as well as expenses associated with the use by these functions of facilities and equipment, such as rental and depreciation expenses.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

Concentrations of risks

(a) Major customers

For each of the three months ended July 31, 2023 and 2022, the Company did not have any customers that accounted for more than 10% of consolidated total net sales.

(b) Major vendors

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the three months ended July 31, 2023 and 2022.

Three Months Ended July 31, 2023		Three Months Ended July 31, 2022
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	34%	A	21%
B	19%	B	20%
C	9%	C	19%

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

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

Earnings (loss) per share

Basic earnings (loss) per ordinary share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of common stock outstanding and of potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) is excluded from the calculation of diluted earnings per share. For the three months ended July 31, 2023 and 2022, the Company had no dilutive potential common stock.

Related Parties

The Company identifies related parties, accounts for, and discloses related party transactions in accordance with ASC Topic 850 “Related Party Disclosures” and other relevant ASC standards. Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions in Note 13 — “Related party balances and transactions”.

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

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2023-01 will have on our consolidated financial statement presentations and disclosures.

No other new accounting pronouncements issued or effective had, or are expected to have, a material impact on the Company’s consolidated financial statements.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

3. Inventories, net

A summary of inventories, net is as follows:

	July 31, 2023	April 30, 2023

Perishables	$456,925	$487,912
Non-perishables	2,453,637	2,533,824
Reserve for inventory shrinkage	(39,513)	(42,750)
Inventories, net	$2,871,049	$2,978,986

Movements of reserve for inventory shrinkage are as follows:

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022

Beginning balance	$42,750	$135,122
GF Supermarket of MP, Inc. inventory shrinkage reserve at July 1, 2022	—	37,684
Provision for (reversal of) inventory shrinkage reserve	(3,237)	8,306
Ending Balance	$39,513	$181,112

4. Prepayments

	July 31, 2023	April 30, 2023

Prepayment for inventory purchases	$1,083,820	$1,547,243
Total prepayments	$1,083,820	$1,547,243

As of July 31, 2023, the prepayment mainly consists of $1,063,820 paid to XHJC Holding Inc which is the Company’s new centralized vendor and $20,000 paid to GF distribution, the Company’s major vendor. As of April 30, 2023, the prepayment mainly consists of $1,527,243 paid to XHJC Holding Inc which is the Company’s new centralized vendor and $20,000 paid to GF distribution, the Company’s major vendor.

5. Loan receivables

On April 30, 2020, the Company entered a promissory note with its vendor Drop in the Ocean, Inc. with a total loan amount of up to $4,000,000 with 6% interest. Drop in the Ocean, Inc. repaid $1,800,000 to the Company on September 9, 2022, $1,200,000 on October 14, 2022, $761,932 on October 28, 2022, and $215,344 on October 30, 2022, including the 6% interest as stated in the promissory note.

The Company entered a promissory note with its vendor XHJC Holding Inc. on January 1, 2022, with a total loan amount of up to $1,000,000 with 4% interest. On November 4, 2022, XHJC Holding Inc. repaid the remaining $433,136 in full to the Company.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

6. Property and equipment, net

	July 31, 2023	April 30, 2023

Furniture & Fixtures	$3,025,516	$3,025,516
Equipment	1,011,333	1,011,333
Leasehold Improvement	499,453	486,644
Automobile	37,672	37,672
Total property and equipment	4,573,974	4,561,165
Accumulated depreciation	(3,953,413)	(3,889,702)
Property and equipment, net	$620,561	$671,463

Depreciation expenses included in the general and administrative expenses for the three months ended July 31, 2023 and 2022 were $5,792 and $15,246, respectively. Depreciation expense included in the cost of sales for the three months ended July 31, 2023 and 2022 were $57,920 and $124,962, respectively.

7. Intangible assets

Intangible assets mainly consisted of a trademark acquired through the acquisition of Maison Monterey Park on June 30, 2022. The fair value of the trademark at acquisition date was $194,000, to be amortized over 15 years. The amortization of the trademark for the three months ended July 31, 2023 and was $3,233 and $1,078. Estimated amortization expense for each of the next five years at July 31, 2023 is as follows: $12,936, $12,936, $12,936, $12,936 and $12,936. In addition, the Company had $292 and $212 amortization expenses of liquid license for the three months ended July 31, 2023 and 2022, respectively.

8. Equity method investment

On June 27, 2023, the Company invested $1,440,000 for 40% interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). The Company recorded $28,456 investment loss for the three months ended July 31, 2023. As of July 31, 2023, the Company had investment of $1,411,544 into HKGF Arcadia.

As of July 31, 2023, the Company had net accounts receivable of $149,989 from JC Business Guys, Inc. (“JCBG”), who is the 60% owner of HKGF Arcadia. For the three months ended July 31,2023 and 2022, total sales to JCBG was $0 and $85,387, respectively.

The following table shows the condensed balance sheet of HKGF Arcadia as of July 31, 2023.

HKGF ARCADIA

BALANCE SHEET

July 31, 2023 (Unaudited)
ASSETS
Current Assets
Cash and equivalents	$86,395
Accounts receivable	10,696
Inventories, net	425,133
Total Current Assets	522,224
Property and equipment, net	426,786
Intangible asset, net	6,031
Goodwill	1,680,000
Security deposits	159,589
Total Assets	$2,794,630

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,039,292
Accrued expenses and other payables	3,400
Total Current Liabilities	1,042,692

Total Liabilities	1,042,692

Stockholders’ Equity
Paid in Capital	3,440,000
Subscription receivable	(1,300,000)
Accumulated deficit	(388,062)
Total Stockholders’ Equity	1,751,938
Total Liabilities and Stockholders’ Equity	$2,794,630

The following table shows the condensed statement of operations of HKGF Arcadia for the period from July 1, 2023 to July 31, 2023.

For the period from July 1, 2023 to July 31, 2023

Net Revenues
Supermarket	$577,824
Total Revenues, Net	577,824

Cost of Revenues
Supermarket	428,535
Total Cost of Revenues	428,535

Gross Profit	149,289

Operating Expenses	220,430
Total Operating Expenses	220,430
Loss from Operations	(71,141)

Income (Loss) Before Income Taxes	(71,141)
Income Tax Provisions	-

Net Loss	(71,141)

Net Loss Attributable to Maison Solutions Inc.	$(28,456)

9. Goodwill

Goodwill represented the excess fair value of the assets under the fair value of the identifiable assets owned at the closing of the acquisition of Maison Monetary Park, including an assembled workforce, which cannot be sold or transferred separately from the other assets in the business. See Note 19 — “Acquisition of subsidiary” for additional information. As of July 31, 2023, the Company had goodwill of $2,222,211. The Company did not record any impairment to the goodwill for the three months ended July 31, 2023.

10. Accrued expenses and other payables

	July 31, 2023	April 30, 2023

Accrued payroll	$263,616	$301,527
Accrued interest expense	131,388	127,638
Accrued loss for legal matter	237,000	237,000
Other payables	16,342	26,878
Due to third parties	118,703	145,775
Sales tax payable	41,952	28,978
Total accrued expenses and other payables	$809,001	$867,796

11. Note payable

As of July 31, 2023 and April 30, 2023, the Company had an outstanding note payable of $150,000 to a third-party individual with annual interest rate of 10%, payable upon demand. The note had accrued interest of $25,000 and $21,500  as of July 31, 2023 and April 30, 2023, respectively.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

12. Loan payables

A summary of the Company’s loans is listed as follows:

Lender	Due date	July 31, 2023	April 30, 2023

American First National Bank	March 2, 2024	$227,166	$307,798
U.S. Small Business Administration	June 15, 2050	2,603,544	2,624,329
Total loan payables		2,830,710	2,932,127
Current portion of loan payables		(285,489)	(370,828)
Non-current loan payables		$2,545,221	$2,561,299

American First National Bank — a National Banking Association

On March 2, 2017, Maison Monrovia entered into a $1.0 million Business Loan Agreement with American First National Bank, a National Banking Association, at a 4.5% annual interest rate with a maturity date on March 2, 2024. On March 2, 2017, Maison San Gabriel, entered into a $1.0 million Business Loan Agreement with American First National Bank at a 4.5% annual interest rate with a maturity date on March 2, 2024. The covenant of loans required that, so long as the loan agreements remains in effect, borrower will maintain a ratio of debt service coverage within 1.300 to 1.000. This coverage ratio will be evaluated as of the end of each fiscal year. The interest rate for these two loans is subject to change from time to time based on changes in an independent index which is the Wall Street Journal US prime as published in the Wall Street Journal Money Rate Section. The annual interest rate for these two loans was ranging from 4.5% to 5.75% for the three months ended July 31, 2022, and was 7.75% for the three months ended July 31, 2023.

The collateral for the bank loans is personally guaranteed by Mr. Wu, who is the prior owner and applicant for the bank loan, and each store’s assets including inventory, fixture, equipment, etc. At the same time, a minimum of $1.0 million in general liability insurance to cover the collateral business assets located at 935 W. Duarte Dr. Monrovia, CA 91016. As of April 30, 2022, the coverage ratio for Maison Monrovia was 1.01 and the coverage ratio for Maison San Gabriel was 2.00. The Company reported this situation to American First National Bank and there was no change on the term up to the date the Company issued these consolidated financial statements. Due to the violation of a covenant as of April 30, 2022, the Company reclassified the loan balance of $313,278 under Maison Monrovia as current loan payable since then. The interest expense for this loan were $5,330 and $7,635, respectively, for the three months ended July 31, 2023 and 2022.

U.S. Small Business Administration (the “SBA”)

Borrower	Due date	July 31, 2023	April 30, 2023

Maison Monrovia	June 15, 2050	$147,419	$148,574
Maison San Gabriel	June 15, 2050	1,965,117	1,980,725
Maison El Monte	June 15, 2050	491,007	495,030
Total SBA loan payables		$2,603,544	$2,624,329

On June 15, 2020, Maison Monrovia entered into a $150,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and a maturity date on June 15, 2050. On June 15, 2020, Maison San Gabriel entered into a $150,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and a maturity date on June 15, 2050. On June 15, 2020, Maison El Monte entered into a $150,000 Business Loan Agreement with SBA at 3.75% annual interest rate and a maturity date on June 15, 2050.

On January 12, 2022, Maison San Gabriel entered into an additional $1,850,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and a maturity date on June 15, 2050.

On January 6, 2022, Maison El Monte, Inc. entered into an additional $350,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and a maturity date on June 15, 2050.

Per the SBA loan agreement, all interest payments on these three loans were deferred to December 2022. As of July 31, 2023 and April 30, 2023, the Company’s aggregate balance on the three SBA loans was $2,603,544 and $2,624,329, respectively. Interest expenses were $23,462 and $23,953 for the three months ended July 31, 2023 and 2022, respectively. During the three months ended July 31, 2023, the Company made repayment of $52,040 (which includes principal of $20,785 and interest expense of $31,255).

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

As of July 31, 2023, the future minimum principal amount of loan payments to be paid by year are as follows:

Year Ending April 30,	Amount
2024	$58,323
2025	65,626
2026	67,792
2027	70,041
2028	72,376
Thereafter	2,269,386
Total	$2,603,544

13. Related party balances and transactions

Related party transactions

Sales to related parties

Name of Related Party	Nature	Relationship	Three Months ended July 31, 2023	Three Months ended July 31, 2022

The United Food, LLC	Supermarket product sales	John Xu, the Company’s chief executive officer, is one of the United Food LLC’s shareholders	$2,663	$1,152
GF Supermarket of MP, Inc. (the Company acquired all the assets from Hong Kong Supermarket of Monterey Park, Ltd on August 1, 2021)	Supermarket product sales	Grace Xu, spouse of John Xu, is the major shareholder with 49% ownership, sold this entity to the Company on June 30, 2022	—	54,218
HKGF Market of Arcadia, LLC	Supermarket product sales	40% investee of the Company	5,972	—
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 100% ownership	59,883	83,958
Total			$68,518	$139,328

Purchases from related parties

Name of Related Party	Nature	Relationship	Three Months Ended July 31, 2023	Three Months ended July 31, 2022

The United Food, LLC	Supermarket product sales	John Xu, the Company’s chief executive officer, is one of the United Food LLC’s shareholders	$674	$2,277
HKGF Market of Arcadia, LLC	Supermarket product sales	40% investee of the Company	20,587	—
GF Supermarket of MP, Inc. (the Company acquired all the assets from Hong Kong Supermarket of Monterey Park, Ltd on August 1, 2021)	Supermarket product sales	Grace Xu, spouse of John Xu, is the major shareholder with 49% ownership, sold this entity to the Company on June 30, 2022	—	4,257
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc.	37,973	26,606
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 100% ownership	—	809
Total			$59,234	$33,949

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

Investment in equity securities purchased from related parties

Name of Investment Company	Nature of Operation	Investment percentage	Relationship	As of July 31, 2023	As of April 30, 2023

Dai Cheong Trading Co Inc.	Import and wholesales of groceries	10%	John Xu, the Company’s Chairman and Chief Executive Officer, controls this entity with 100% ownership through DC Holding CA, Inc.	$162,665	$162,665
HKGF Market of Alhambra, Inc.	Supermarket product sales	10%	Grace Xu, spouse of John Xu, controls this entity with 100% ownership	40,775	40,775
HKGF Market of Arcadia, LLC	Supermarket product sales	40%	40% investee of the Company	1,411,544	—
Total				$1,614,984	$203,440

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

On June 27, 2023, the Company invested $1,440,000 for 40% partnership interest in HKGF Arcadia. For the three months ended July 31, 2023, the Company recorded $28,456 investment loss on this investment.

Related party balances

Accounts receivable — sales to related parties

Name of Related Party	Nature	Relationship	July 31, 2023	April 30, 2023

HKGF Supermarket of Arcadia LLC.	Supermarket product sales	40% investee of the Company	$5,965	$—
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 100% ownership	241,345	283,005
United Food LLC.	Supermarket product sales	John Xu, is one of the United Food LLC’s shareholders	7,763	6,610
Total			$255,073	$289,615

Accounts payable — purchase from related parties

Name of Related Party	Nature	Relationship	July 31, 2023	April 30, 2023

Hong Kong Supermarket of Monterey Park, Ltd	Due on demand, non-interest bearing	John Xu, controls this entity	$438,725	$438,725
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc.	31,057	26,585
Total			$469,782	$465,310

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

Other receivables — related parties

Name of Related Party	Nature	Relationship	July 31, 2023	April 30, 2023

Ideal Investment	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	3,995	3,995
Ideal City Capital	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	30,000	30,000

Total			$33,995	$33,995

Other payables — related parties

Name of Related Party	Nature	Relationship	July 31, 2023	April 30, 2023

John Xu	due on demand, non-interest bearing	The Company’s Chairman and Chief Executive Officer	$200,810	$200,810
Grace Xu	due on demand, non-interest bearing	Spouse of John Xu	40,775	40,775
Total			$241,585	$241,585

14. Leases

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

As of July 31, 2023, the average remaining term of the supermarkets’ store lease is 9.87 years.

In June and November 2022, the Company entered three leases for three copiers with terms of 63 months for each. As of July 31, 2023, the average remaining term of the copier lease is 4.29 years.

The copier lease detail information is listed below:

Store	Lease Term Due
Maison Monrovia	January 1, 2028
Maison San Gabriel	January 1, 2028
Maison Monterey Park	August 1, 2027

The Company’s total lease expenses under ASC 842 are $0.78 million and $0.56 million for the three months ended July 31, 2023 and 2022, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of range 4.5% to 6.25%, which was determined using the Company’s incremental borrowing rate.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

The Company’s operating ROU assets and lease liabilities were as follows:

	July 31, 2023	April 30, 2023

Operating ROU:
ROU assets – supermarket leases	$22,010,209	$22,517,925
ROU assets – copier leases	26,328	27,265
Total operating ROU assets	$22,036,537	$22,545,190

	July 31, 2023	April 30, 2023

Operating lease obligations:
Current operating lease liabilities	$1,780,559	$1,761,182
Non-current operating lease liabilities	22,251,277	22,711,760
Total lease liabilities	$24,031,836	$24,472,942

As of July 31, 2023, the five-year maturity of the Company’s operating lease liabilities is as follow:

Years Ending July 31,	Operating lease liabilities
2024	$2,805,260
2025	2,865,825
2026	2,926,578
2027	2,980,223
2028	2,866,526
Thereafter	24,218,071
Total future undiscounted lease payments	38,662,483
Less: interest	(14,630,647)
Present value of lease liabilities	$24,031,836

15. Stockholder’s equity

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

16. Income Taxes

Maison Solutions is a Delaware holding company that is subject to the U.S. income tax. Maison Monrovia and Maison San Gabriel are pass through entities whose income or losses flow through Maison Solution’s income tax return.

Since its formation in 2019, the Company and its subsidiaries filed separate returns based upon a tax year-end of December 31. The Company recently filed an application with the Internal Revenue Service (“IRS”) to change its and its subsidiaries year-end to April 30. Upon approval from the tax authorities, the Company intends to file stub period corporate income tax returns for each of the entities for the period January 1, 2023 to April 30, 2023, and prospectively file individual entity’s corporate income tax return with year-end of April 30 for the fiscal year starting from May 1, 2023. The income tax provision in these financial statements is based upon the pretax income (loss) for the three months ended July 31, 2023 and 2022.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

Income Tax Provision

The provision for income taxes provisions consists of the following components:

	Three Months ended July 31, 2023	Three Months ended July 31, 2022

Current:
Federal income tax expense	$82,564	$7,720
State income tax expense	38,102	10,507
Deferred:
Federal income tax benefit	(1,320)	(226)
State income tax benefit	(440)	(75)
Total	$118,906	$17,926

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income (loss) before income taxes:

	Three Months ended July 31, 2023	Three Months ended July 31, 2022

Federal statutory rate	21.00%	(21.00)%
State statutory rate, net of effect of state income tax deductible to federal income tax	7.02%	(5.99)%
Permanent difference – penalties, interest, and others	(7.62)%	1.11%
Utilization of net operating losses (“NOL”)	(12.89)%	—%
Valuation allowance	121.48%	29.13%
Effective tax rate	129.00%	3.25%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	July 31, 2023	April 30, 2023

Deferred tax assets:
Bad debt expense	$40,550	$70,929
Lease liabilities, net of ROU	524,149	441,997
NOL	730,181	583,490
Valuation allowance	(1,283,162)	(1,085,551)
Deferred tax assets, net	$11,718	$10,865

Deferred tax liability:
Trademark acquired at acquisition of Maison Monterey Park	50,367	51,273
Deferred tax liability, net of deferred tax assets	$38,648	$40,408

As of July 31, 2023 and April 30, 2023, Maison and Maison El Monte had approximately $2.78 million and $2.25 million, respectively, of U.S. federal NOL carryovers available to offset future taxable income which do not expire but are limited to 80% of income until utilized. As of July 31, 2023 and April 30, 2023, Maison and Maison El Monte had approximately $2.11 million and $1.58 million, respectively, of California state net operating loss which can be carried forward up to 20 years to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

The Company recorded $11,279 and $11,261 of interest and penalties related to understated income tax payments for the three months ended July 31, 2023 and 2022, respectively. As of July 31, 2023 and April 30, 2023, the Company had significant uncertain tax positions of $114,561 and $103,282.

The Company intends to file amended income tax returns in 2023 with respect to these positions. The tax late payment was mainly due to the change in the tax year-end; the year-end for the purpose of financial statements reporting already changed to fiscal year ending April 30 from calendar year-end, and the Company recorded the income tax provision and income tax liability for the three months ending July 31, 2023 and 2022 and as of July 31, 2023 and April 30, 2023 for the taxable income (loss) in the consolidated financial statements. The Company has not yet filed an amendment to the income tax returns and therefore did not receive the actual tax late payment notice from the IRS yet. As of July 31, 2023, the Company’s U.S. income tax returns filed for the year ending on December 31, 2019 and thereafter are subject to examination by the relevant taxation authorities.

17. Other income

For the three months ended July 31, 2023, other income mainly consists of $0.38 million employee retention credit (“ERC”) received (after net-off with investment loss of $28,456). The ERC is a tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

18. Commitments and contingencies

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

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023 (UNAUDITED) AND APRIL 30, 2023

19. Acquisition of subsidiary

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

The following condensed unaudited pro forma consolidated results of operations for the Company for the three months ended July 31, 2022 present the results of operations of the Company and Maison Monterey Park as if the acquisitions occurred on May 1, 2022, respectively.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Three Months Ended July 31, 2022
(Unaudited)
Revenue	$14,232,869
Operating costs and expenses	14,469,401
Loss from operations	(236,532)
Other income	8,386
Income tax expense	(17,926)
Net loss	$(246,072)

20. Subsequent Event

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no major subsequent event that need to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with those statements. You should read the following discussion in conjunction with our consolidated financial statements and related notes which are included elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, but not limited to, those described under “Risk Factors,” and included in other portions of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our,” “Maison” or the “Company” are to Maison Solutions Inc., except where the context requires otherwise.

Overview

We are a fast-growing, specialty grocery retailer offering traditional Asian food and merchandise to modern U.S. consumers, in particular to members of Asian-American communities. We are committed to providing Asian fresh produce, meat, seafood, and other daily necessities in a manner that caters to traditional Asian-American family values and cultural norms, while also accounting for the new and faster-paced lifestyle of younger generations and the diverse makeup of the communities in which we operate. To achieve this, we are developing a center-satellite stores network. Since our formation in July 2019, we have acquired equity interests in four (4) traditional Asian supermarkets in Los Angeles, California. Since April 30, 2022, we have been operating these supermarkets as center stores. The center stores target traditional Asian-American, family-oriented customers with a variety of meat, fresh produce and other merchandise, while additionally stocking items which appeal to the broader community. We are operating these traditional Asian-American, family-oriented supermarkets with our management’s deep cultural understanding of our consumers’ unique consumption habits. In addition to the traditional supermarkets, on December 31, 2021, we acquired a 10% equity interest in a new grocery store located in Alhambra, California, a young and active community (the “Alhambra Store”). The Alhambra store is 100% owned by Mrs. Grace Xu, the spouse of Mr. John Xu, our chief executive officer. We intend to acquire the remaining 90% equity interest in the Alhambra Store with a portion of the net proceeds from our initial public offering. Our intention is that the Alhambra Store will serve as our first satellite store. The investment in the Alhambra Store is considered a related party transaction because Mrs. Xu is the spouse of Mr. Xu, our CEO. Please refer to “Certain Relationships and Related Party Transactions” for further explanation. In May 2021, the Company acquired 10% of the equity interests in Dai Cheong, a wholesale business which mainly supplies foods and groceries imported from Asia, which is owned by our CEO John Xu. We intend to acquire the controlling ownership of Dai Cheong with a portion of the net proceeds of our initial public offering. By adding Dai Cheong to our portfolio, we will take the first step toward creating a vertically integrated supply-retail structure. Having an importer as a part of our portfolio will allow us the opportunity to offer a wider variety of products and to reap the benefits of preferred wholesale pricing. On June 27, 2023, we invested $1,440,000 for 40% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”), a supermarket in the city of Arcadia, California, to further expands our footprint to new neighborhood.

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

Key Factors that Affect Operating Results

Inflation

The inflation rate for the United States was 3.2% for the three months ended July 31, 2023, 4.9% for the year ended April 30, 2023 and 8.3% for the year ended April 30, 2022 according to Bureau of Labor Statistics. Inflation increased our purchase costs, occupancy costs, and payroll costs. To offset inflationary pressures for the three months ended July 31, 2023, we have increased our products’ selling price to cover these increased costs.

Operating Cost Increase After Initial Public Offering

Following our initial public offering, we will be subject to increased operating costs related to our listing on Nasdaq and we are subject to increased costs related to our compliance with Securities Act and Exchange Act periodic reporting annual audit expenses, the legal service expenses, and related consulting service expenses.

Supply Chain Disruptions

Due to ongoing inflationary and supply chain pressures related to the COVID-19 pandemic, the Company experienced financial pressure when ordering and receiving products during 2021 and through April 30, 2023. Specifically, the Company was impacted by increased shipping costs attributable to container shortages, port delays, and truck and driver shortages. We attempted to mitigate these disruptions by diversifying our supply chains, establishing backup plans, and increasing our inventory levels, as well as adjusting our products’ prices. During the fourth quarter of 2023, the Company was able to evolve its operations to successfully navigate such challenges, including the diversification of its supplier network, the adjustment of its inventory purchase pattern, and the continued focus on and investment in automation in its operations and its E-commerce platform. To gain buying power, the Company works with third-party vendors who have more buying power to get products. To work with these third-parties, the Company needs to provide prepayments per order. Moreover, over the course of fiscal year 2023 and to-date, we saw a gradual easing of shipping costs and improvement in on-time shipping from our overseas vendors. While these supply chain challenges have led to an increase in costs to consumers, they have not materially impacted our ability to offer products and our sales increased during the three months ended July 31, 2023 comparing with the three months ended July 31, 2022. For the three months ended July 31, 2023, our sales were $13.8 million, a $2.3 million increase from $11.4 million for the three months ended July 31, 2022. Gross profit increased $0.8 million to approximately $3.1 million for the three months ended July 31, 2023 from approximately $2.3 million for the three months ended July 31, 2022, as a result of our acquisition of Maison Monterey Park in July 2022.

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

Payroll

As of July 31, 2023, we had approximately 171 employees. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, the minimum wage rose from $13 to $14 per hour from 2020 to 2021 and increased to $15.50 per hour in 2023 in Los Angeles. Payroll and payroll tax expenses were $1.7 million for the three months ended July 31, 2023, and $1.7 million for the three months ended July 31, 2022.

Vendor and Supply Management

Maison believes that a centralized and efficient vendor and supply management system is the key to profitability. Maison has major vendors, including Drop in The Ocean, Inc., ONCO Food Corp., GF Distribution, Inc., and XHJC Holding Inc. For the three months ended July 31, 2023, two suppliers accounted for 34% and 19% of the Company’s total purchases, respectively. For the three months ended July 31, 2022, three suppliers accounted for 21%, 20%, and 19% of the Company’s total purchases, respectively. Maison believes that its centralized vendor management enhances its negotiating power and improves its ability to manage vendor payables.

Store Maintenance and Renovation

From time to time, Maison conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline in customer volume. Significant maintenance or renovation would affect our operation and operating results. Meanwhile, improving the store environment can also attract more customers and lead to an increase in sales. Maison focused on improving stores for the three months ended July 31, 2023 and 2022. We spent $80,274 for the three months ended July 31, 2023 for repairs and maintenance of all departments, a slight decrease of $4,693 compared to $84,967 for the three months ended July 31, 2022.

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

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on historical data and management’s estimates and provided a reserve for inventory shrinkage for the three months ended July 31, 2023 and 2022.

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

The Company’s contract liability related to gift cards was $370,836 and $449,334 as of July 31, 2023 and April 30, 2023, respectively.

Leases

On May 1, 2020, the Company adopted ASU 2016-02, Lease (FASB ASC Topic 842). The adoption of Topic 842 resulted in the presentation of operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet. See Note 14 — “Leases” for additional information.

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

Results of Operations for the Three Months Ended July 31, 2023 and 2022

	Three Months ended July 31,
	2023	2022	Change	Percentage Change
Net revenues	$13,752,315	$11,409,688	$2,342,627	20.5%
Cost of revenues	10,646,219	9,104,839	1,541,380	16.9%
Gross profit	3,106,096	2,304,849	801,247	34.8%
Operating expenses
Selling expenses	2,264,550	2,168,218	96,332	4.4%
General and administrative expenses	1,058,291	657,628	400,663	60.9%
Total operating expenses	3,322,841	2,825,846	496,995	17.6%
Loss from operations	(216,745)	(520,997)	304,252	58.4%
Other income, net	355,493	124	355,369	286,587.9%
Interest expense	(46,566)	(31,588)	14,978	47.4%
Income (loss) before income taxes	92,182	(552,461)	644,643	116.7%
Income tax provisions	(118,906)	(17,926)	100,980	563.3%
Net loss	(26,724)	(570,387)	543,663	95.3%
Net income attributable to noncontrolling interests	78,215	26,653	51,562	193.5%
Net loss attributable to Maison Solutions Inc.	$(104,939)	$(597,040)	$492,101	82.4%

Revenues

	Three Months ended July 31,
	2023	2022	Change	Percentage Change
Perishables	$7,723,846	$6,454,274	$1,269,572	19.7%
Non-perishables	6,028,469	4,955,414	1,073,055	21.7%
Net revenue	$13,752,315	$11,409,688	$2,342,627	20.5%

Our net revenues were approximately $13.8 million for the three months ended July 31, 2023, an increase of approximately $2.3 million or 20.5%, from approximately $11.4 million for the three months ended July 31, 2022. The increase in net revenues was driven by the inclusion of revenues from our newly acquired subsidiary Maison Monterey Park supermarket by $3.3 million which was partially offset by decreased sales at Maison San Gabriel by $0.7 million, decreased sales at Maison Monrovia by $0.2 million and decreased sales at Maison El Monte by $66,062. The $0.9 million decrease for our existing three stores was mainly due to (i) the lessening impact of the COVID-19 pandemic and more people eating out instead of eating pre-made meals from grocery stores and cooking at home; (ii) increased competition from two newly opened Asian supermarkets near Maison San Gabriel, and (iii) a reduction in purchases through our online purchase business as a result of customers returning to switching back to pre-pandemic shopping patterns and habits as the impact of COVID-19 continued to decline.

Cost of Revenues

	Three Months ended July 31,
	2023	2022	Change	Percentage Change
Total cost of revenues	$10,646,219	$9,104,839	$1,541,380	16.9%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerator, water heater, forklift, and freezer and furniture & fixtures, such as metal shelves, shopping cart, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut. The cost of revenues increased by approximately $1.5 million, from $9.1 million for three months ended July 31, 2022, to approximately $10.6 million for the three months ended July 31, 2023. The increase in the cost of revenue was due to the inclusion of cost of revenue from our newly acquired Maison Monterey Park supermarket of $3.3 million which was partially offset by decreased freight costs from the other three supermarkets.

Gross Profit and Gross Margin

	Three Months ended July 31,
	2023	2022	Change	Percentage Change
Gross Profit	$3,106,096	$2,304,849	$801,247	34.8%
Gross Margin	22.6%	20.2%		2.4%

Gross profit was approximately $3.1 million and $2.3 million for the three months ended July 31, 2023 and 2022, respectively. Gross margin was 22.6% and 20.2% for the three months ended July 31, 2023 and 2022, respectively. Our supermarkets’ sales profit margins increased by 2.4% from the three months ended July 31, 2023 compared to the three months ended July 31, 2022, which was mainly due to 1) the overall 3% - 5% increase of our grocery products for all the supermarkets in the end of 2022 in response to the high inflation of consumer products, and 2) the increased profit margin of our El Monte store and Monrovia store, as we hired new grocery department managers for these two stores with extensive industry experience to assist in reorganizing the stores, developing new marketing strategies to promote sales, and setting up effective product purchasing policies to lower the costs.

Total Operating Expenses

	Three Months ended July 31,
	2023	2022	Change	Percentage Change
Selling Expense	$2,264,550	$2,168,218	$96,332	4.4%
General and Administrative Expense	1,058,291	657,628	400,663	60.9%
Total Operating Expense	$3,322,841	$2,825,846	$496,995	17.6%
Percentage of revenue	24.2%	24.8%		(0.6)%

Total operating expenses were approximately $3.3 million for the three months ended July 31, 2023, an increase of approximately $0.5 million, compared to approximately $2.8 million for the three months ended July 31, 2022. Total operating expenses as a percentage of revenues were 24.2% and 24.8% for the three months ended July 31, 2023 and 2022, respectively. The increase in operating expenses was primarily attributable to the increase in selling expenses, which includes the increase in advertising expenses, security and alarm expenses, and credit card service charges. Advertising and promotion expense increased by $20,559 in the three months ended July 31, 2023, as compared to the three months ended July 31, 2022 due to outsourcing our weekly advertising activities to a professional advertising firm for achieving the optimal result. Alarm and security expenses increased by $24,854 in the three months ended July 31, 2023, as compared to the three months ended July 31, 2022 due to the acquisition of new store and enhancement of our stores’ security in response to an increased crime rate in the nearby areas. Credit card service charges increased by $87,283 due to the increased sales from the acquisition of Maison Monterey Park. The increase was partially offset by decreased payroll expense by $35,565 in the three months ended July 31, 2023, as compared to the three months ended July 31, 2022 due to the resignation of our two major and senior buyers for our vegetable and fruit department in June 2022, however we hired a new buyer in the end of 2022.

The increase in general and administrative expenses during the three months ended July 31, 2023 was primarily due to increased IPO related professional fees, including legal, audit, and consulting fees of approximately $0.5 million. The increase was partially offset by decreased traveling expense of $46,045 due to the significant decrease in traveling. During the three months ended July 31, 2023 and 2022, we had professional fees of approximately $0.7 million and $0.3 million, respectively.

Other Income (Expense), Net

Other income was $355,493 for the three months ended July 31, 2023 and $124 for the three months ended July 31, 2022. The increase in other income was mainly attributable to the $383,161 employee retention credit (“ERC”) received for the three months ended July 31,2023 (after net-off with investment loss of $28,456). The ERC is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

Interest Expense, Net

Interest expense was $46,566 for the three months ended July 31, 2023, an increase of $14,978, from interest expense of $31,588 for the three months ended July 31, 2022. The interest expense was for the SBA loan and AFNB loan.

Income Taxes Provisions

Income tax expense was $118,906 for the three months ended July 31, 2023, an increase of $100,980, from income taxes expense of $17,926 for the three months ended July 31, 2022. The increase was mainly due to increased taxable income for the three months ended July 31, 2023 compared to loss for the three months ended July 31, 2022.

Net Loss

Net loss attributable to the Company was $104,939 for the three months ended July 31, 2023, a decrease of $492,101, or 82.4%, from a $597,040 net loss attributable to the Company for the three months ended July 31, 2022. This was mainly attributable to the reasons discussed above, which included an approximately $0.8 million increase in gross profit and a $0.3 million increase in other income, which was partially offset by increased operating expenses of $0.5 million and increased income tax expense of $0.1 million.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended July 31, 2023 Compared to the Three Months Ended July 31, 2022

As of July 31, 2023, we had cash, cash equivalents and restricted cash of approximately $1.6 million. We had net loss attributable to us of $104,939 for the three months ended July 31, 2023 and had a working capital deficit of approximately $1.4 million as of July 31, 2023. As of July 31, 2023, the Company had outstanding loan facilities of approximately $0.23 million due to American First National Bank, a National Banking Association, and approximately $2.60 million due to the SBA. The covenants of the loans require that, so long as the loan agreements remain in effect, each borrower must maintain a ratio of debt service coverage of at least 1.3 to 1.0. This coverage ratio is evaluated as of the end of each fiscal year. As of April 30, 2022, the coverage ratio for Maison Monrovia was 1.01 and the coverage ratio for Maison San Gabriel was 2.00. The Company reported this situation to American First National Bank and there was no change on the note’s term up to the date the Company issued these consolidated financial statements. However, due to the violation of a covenant as of April 30, 2022, the Company reclassified the loan balance of $313,278 under Maison Monrovia as current loan payable. As of July 31, 2023, the coverage ratio for Maison Monrovia was 0.54 and the coverage ratio for Maison San Gabriel was 0.88. However, the new coverage ratio would not change the existing treatment for the loan of Good Fortune Supermarket of Monrovia, LP.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. We have funded our working capital, operations and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, government grants, and bank loans. Cash is required to pay purchase costs for inventory, rental expenses, salaries, income taxes, other operating expenses and to repay debts. Our ability to repay our current expenses and obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail grocery industry, the expected collectability of our accounts receivable and the realization of the inventories as of July 31, 2023 and April 30, 2023. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control.

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

To accomplish such expansion plan, we estimate the total related capital investment and expenditures to be approximately $35 million to $40 million, among which approximately $13 million to $16 million will be required within the next 12 months to support our preparation and opening of new stores in Southern and Northern California and acquiring additional supermarkets on the East Coast. This is based on management’s best estimate as of the date of this Report. We will also need approximately $0.23 million to fully settle our loan from American First National Bank.

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

The following table summarizes our cash flow data for the three Months ended July 31, 2023 and 2022.

	Three Months ended July 31,
	2023	2022
Net cash provided by operating activities	$596,541	$519,636
Net cash used in investing activities	(1,452,809)	-
Net cash provided by (used in) financing activities	(101,417)	207,543
Net change in cash and restricted cash	$(957,685)	$727,179

Operating Activities

Net cash provided by operating activities was approximately $0.6 million for the three months ended July 31, 2023, mainly comprised of a decrease to accounts receivable from related parties of $22,611, decrease to inventories of $111,174, decrease to prepayments of $463,423, decrease to other receivables and other current assets of $200,754, an increase of outstanding accounts payable from related party of $16,402, an increase of operating lease liabilities of $67,547, and an increase of taxes payables of $120,665.

The net cash provided by operating activities for the three months ended July 31, 2023 was mainly offset by net loss of $26,724 with non-cash adjustment to net loss including depreciation expense of $67,236, bad debt reversal of $105,322, provision for inventory shrinkage reversal of $3,237, an increase of accounts receivable of $76,974, an increase of payment for accrued expenses and other payables of $58,795, and an increase of payment to accounts payable of $154,894.

We had a net loss of $26,724 for the three months ended July 31, 2023, a decrease of $543,663 compared with a net loss of $570,387 for the three months ended July 31, 2022, our cash inflow of $596,541 for the three months ended July 31, 2023 represented an increase of $76,905, compared with a $519,636 cash inflow in the three months ended July 31, 2022. The increased net cash inflow for the three months ended July 31, 2023 was mainly due to decreased outstanding accounts receivable of $318,081, decreased payments for account payable from related parties of $551,954, decreased payments for taxes payables of $102,584, which were partially offset by decreased cash inflow from prepayments of $204,231, decreased cash inflow from accounts payable of $479,542, decreased cash inflow from accrued expenses and other payables of $128,227, increased cash outflow from contract liabilities of $19,725, and increased cash outflow from other long-term payables of 57,436.

Net cash provided by operating activities was $519,636 for the three months ended July 31, 2022, mainly comprised of a decrease to accounts receivable from related parties of $322,815, decrease to prepayments of $667,654, decrease to payment for other receivables and other current assets of $349,964, decrease to purchase of inventories of $68,533, an increase of outstanding accounts payable of $324,648, an increase of outstanding accrued expenses and other payables of $69,432, an increase of operating lease liabilities of $46,862, and an increase of other loan-term payable of $61,913.

The net cash provided by operating activities for the three months ended July 31, 2022 was mainly offset by net loss of $570,387 with non-cash adjustment to net loss including depreciation expense of $141,498, an increase of accounts receivable of $395,055, and a decrease of outstanding accounts payable from related parties of $535,552.

Investing Activities

Net cash used in investing activities was approximately $1.5 million for the three months ended July 31, 2023, which mainly consisted of the purchase of equipment of $12,809, and payment for 40% investment into Good Fortune Arcadia supermarket of $1.4 million.

Net cash used in investing activities was $0 for the three months ended July 31, 2022.

Financing Activities

Net cash used in financing activities was approximately $0.1 million for the three Months ended July 31, 2023, which mainly consisted of repayment on loans payable of $101,417.

Net cash provided by financing activities was approximately $0.2 million for the three months ended July 31, 2022, which mainly consisted of bank overdrafts of $281,940, but was partly offset with borrowings from related parties of $482,120.

Debt

American First National Bank — a National Banking Association

On March 2, 2017, Good Fortune Supermarket of Monrovia, LP entered into a $1.0 million Business Loan Agreement with American First National Bank, a National Banking Association, at 4.5% annual interest rate for the years ended April 30, 2022 and 2021, with interest ranging from 4.5% to 7.75% for the year ended April 30, 2023, and with a maturity date on March 2, 2024. On March 2, 2017, Good Fortune Supermarket of San Gabriel, LP, entered into a $1.0 million Business Loan Agreement with American First National Bank, a National Banking Association, at 4.5% annual interest rate for the year ended April 30, 2022 and 2021, with interest ranging from 4.5% to 7.75% for the year ended April 30, 2023, and with and maturity date on March 2, 2024. The interest rate for these two loans is subject to change from time to time based on changes in an independent index which is the Wall Street Journal US prime as published in the Wall Street Journal Money Rate Section. The annual interest rate was ranging from 4.5% to 5.75% for the three months ended July 31, 2022, and was 7.75% for the three months ended July 31, 2023 for these two loans. The covenant of the loans required that, so long as the loan agreements remains in effect, the borrower will maintain a ratio of debt service coverage within 1.300 to 1.000. This coverage ratio will be evaluated as of the end of each fiscal year. Due to the violation of a covenant as of April 30, 2022, the Company reclassified the loan balance of $313,278 under Good Fortune Supermarket of Monrovia, LP as current loan payable since then.

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

On January 12, 2022, Maison San Gabriel received an extra $1,850,000 fund from Small Business Administration, SBA, at 3.75% annual interest rate and the maturity date on June 15, 2050. Maison El Monte received an extra $350,000 from Small Business Administration, SBA, at 3.75% annual interest rate and the maturity date on June 15, 2050.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of July 31, 2023:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	Thereafter
American First National Bank, a National Banking Association	$227,166	$227,166	$—	$—	$—
U.S. Small Business Administration	2,603,544	58,323	133,419	142,417	2,269,386
Operating Lease Obligations and others	24,031,836	1,780,559	3,993,768	4,425,476	13,832,033
	$26,862,546	$2,066,047	$4,127,187	$4,567,893	$16,101,419

The following table presents the Company’s material contractual obligations as of April 30, 2023:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	Thereafter
American First National Bank, a National Banking Association	$307,797	$307,797	$—	$—	$—
U.S. Small Business Administration	2,624,330	63,030	132,341	141,255	2,287,704
Operating Lease Obligations and others	24,472,942	1,761,182	3,920,356	4,510,125	14,281,279
	$27,405,069	$2,132,009	$4,052,697	$4,651,380	$16,568,983

Off-Balance Sheet Arrangements

The Company, has guaranteed all of the loans described above and its CEO Mr. John Xu has personally guaranteed the loans with the U.S. Small Business Administration. The Company does not have any other off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future material effect on its financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on this evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2023.

As described in our Annual Report on Form 10-K for the year ended April 30, 2023, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2023 based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the control deficiencies identified during this evaluation and set forth below, our management concluded that we did not maintain effective internal control over financial reporting as of April 30, 2023 due to the existence of a material weakness in internal control over financial reporting as described below.

As set forth below, management will take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended July 31, 2023.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the three-month period ended July 31, 2023, due to the existence of the following material weakness identified by management, as related to: (i) insufficient full-time employees with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP and address complex accounting issues under U.S. GAAP; (ii) the lack of timely related party transaction monitoring and the failure to keep a related party list and keep records of related party transactions on a regular basis; (iii) the failure to keep an up-to-date perpetual inventory control system or timely perform company-wide inventory count at or near its fiscal year-end date. Specifically, maintaining records for inbound warehouse purchases or have specialized personnel to scan goods into the warehouse on a timely basis; (iv) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned; ;(v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management; and (vi) accounting personnel have the ability in the accounting system to prepare, review, and post the same accounting journal entry.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

Following the identification and communication of the material weaknesses, management is in the process of taking certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience of U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to ensure our compliance with U.S. GAAP and other relevant securities laws. In addition, we plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company. However, as of the date of this Report, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended April 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAISON SOLUTIONS INC.

Date: September 12, 2023	By:	/s/ John Xu
	Name:	John Xu
	Title:	Chief Executive Officer, Chairman and President
(Principal Executive Officer)

Date: September 12, 2023	By:	/s/ Alexandria M. Lopez
	Name:	Alexandria M. Lopez
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)