Form 10-Q
period 2023-10-31
Maison Solutions Inc.
filed 2023-12-15
CIK 1892292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	MSS	The Nasdaq Stock Market LLC

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

As of December 14, 2023, the number of shares of Class A common stock, $0.0001 par value, outstanding was 17,450,476 shares, and the number of shares of Class B common stock, $0.0001 par value, outstanding was 2,240,000 shares.

MAISON SOLUTIONS INC.

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAISON SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2023 (Unaudited)	April 30, 2023
ASSETS
Current Assets
Cash and equivalents	$8,601,347	$2,569,766
Accounts receivable	554,517	315,356
Accounts receivable - related parties	160,876	289,615
Inventories, net	2,826,956	2,978,986
Prepayments	1,685,550	1,547,243
Other receivables and other current assets	387,813	550,836
Other receivable - related parties	33,995	33,995
Total Current Assets	14,251,054	8,285,797
Restricted cash - non-current	1,101	1,101
Property and equipment, net	570,027	671,463
Intangible assets	1,690,279	197,329
Security deposits	457,491	457,491
Investment under cost method – related parties	203,440	203,440
Investment under equity method	1,427,222	—
Operating lease right-of-use assets, net	21,523,046	22,545,190
Goodwill	2,222,211	2,222,211
Total Assets	$42,345,871	$34,584,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,955,910	$3,105,592
Accounts payable - related parties	465,375	465,310
Note payable	150,000	150,000
Current portion of loan payables	201,165	370,828
Accrued expenses and other payables	955,779	867,796
Contract liabilities	317,155	449,334
Other payables - related parties	241,585	241,585
Operating lease liabilities - current	1,815,206	1,761,182
Income taxes payable	1,208,539	961,034
Total Current Liabilities	8,310,714	8,372,661
Long-term loan payables	2,529,014	2,561,299
Other long-term payables	111,314	105,637
Operating lease liabilities - non-current	21,784,685	22,711,760
Deferred tax liability, net	36,741	40,408
Total Liabilities	32,772,468	33,791,765

Commitment and contingencies (Note 17)

Stockholders’ Equity
Class A Common stock, $0.0001 par value, 92,000,000 shares authorized; 16,260,000 and 13,760,000 shares issued and outstanding at October 31, 2023 and April 30, 2023, respectively	1,626	1,376
Class B Common stock, $0.0001 par value, 3,000,000 shares authorized; 2,240,000 shares issued and outstanding	224	224
Additional paid in capital	8,716,142	—
Retained earnings	509,236	522,710
Total Maison Solutions, Inc. Stockholders’ Equity	9,227,228	524,310
Noncontrolling interests	346,175	267,947
Total Stockholders’ Equity	9,573,403	792,257
Total Liabilities and Stockholders’ Equity	$42,345,871	$34,584,022

The accompanying notes are an integral part of the consolidated financial statements.

MAISON SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

Net Revenues
Supermarket	$13,766,204	$14,168,472	$27,518,519	$25,578,160
Total Revenues, Net	13,766,204	14,168,472	27,518,519	25,578,160

Cost of Revenues
Supermarket	10,642,983	11,083,992	21,289,202	20,188,831
Total Cost of Revenues	10,642,983	11,083,992	21,289,202	20,188,831

Gross Profit	3,123,221	3,084,480	6,229,317	5,389,329

Selling Expenses	2,281,147	1,837,816	4,545,697	4,006,034
General and Administrative Expenses	588,251	597,221	1,646,542	1,254,849
Total Operating Expenses	2,869,398	2,435,037	6,192,239	5,260,883
Income from Operations	253,823	649,443	37,078	128,446

Other Income, net	(898)	43,668	383,051	43,792
Investment (Loss) Income	15,678	—	(12,778)	—
Interest Expense	(29,965)	(28,759)	(76,531)	(60,347)
Total Other Income (Expenses), net	(15,185)	14,909	293,742	(16,555)

Income Before Income Taxes	238,638	664,352	330,820	111,891
Income Tax Provisions	147,160	72,155	266,066	90,081

Net Income	91,478	592,197	64,754	21,810

Net Income Attributable to Noncontrolling Interests	13	63,005	78,228	89,658

Net (Loss) Income Attributable to Maison Solutions Inc.	$91,465	$529,192	$(13,474)	$(67,848)

(Loss) Income per Share Attributable to Maison Solutions, Inc. - Basic and Diluted	$0.01	$0.03	$(0.00)	$(0.00)

Weighted Average Number of Common Stock Outstanding - Basic and Diluted	16,780,220	16,000,000	16,298,913	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings		Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Equity
Balance at April 30, 2023	13,760,000	$1,376	2,240,000	$224	$—	$522,710	$267,947	$792,257
Net (loss) income	—	—	—	—	—	(104,939)	78,215	(26,724)
Balance at July 31, 2023	13,760,000	$1,376	2,240,000	$224	$—	$417,771	$346,162	$765,533
Net income	—	—	—	—	—	91,465	13	91,478
Issuance of common stock - IPO	2,500,000	250	—	—	8,716,142	—	—	8,716,392
Balance at October 31, 2023	16,260,000	$1,626	2,240,000	$224	$8,716,142	$509,236	$346,175	$9,573,403

	Class A		Class B		Additional	Retained Earnings		Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Deficit
Balance at April 30, 2022	13,760,000	$1,376	2,240,000	$224	$—	$(729,093)	$(119,551)	$(847,044)
Net (loss) income	—	—	—	—	—	(597,040)	26,653	(570,387)
Balance at July 31, 2022	13,760,000	$1,376	2,240,000	$224	$—	$(1,326,133)	$(92,898)	$(1,417,431)
Net income	—	—	—	—	—	529,192	63,005	592,197
Balance at October 31, 2023	13,760,000	$1,376	2,240,000	$224	$—	$(796,941)	$(29,893)	$(825,234)

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months ended October 31,
	2023	2022
Cash flows from operating activities
Net income	$64,754	$21,810
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	127,451	244,848
Bad debt reversal	(105,322)	—
Provision for inventory shrinkage reserve	(3,559)	95,821
Investment loss	12,778	—
Changes in deferred taxes	(3,667)	(18,511)
Changes in operating assets and liabilities:
Accounts receivable	(239,161)	(629,515)
Accounts receivable - related party	129,105	213,125
Inventories	155,589	(489,928)
Prepayments	(138,307)	683,543
Other receivables and other current assets	268,343	(251,374)
Accounts payable	(149,679)	(116,322)
Accounts payable - related party	(301)	(432,360)
Accrued expenses and other payables	87,983	(494,035)
Contract Liabilities	(132,180)	(106,202)
Operating lease liabilities	149,093	100,470
Taxes payables	247,505	104,120
Other long-term payables	5,677	18,368
Net cash provided by (used in) operating activities	476,102	(1,056,142)

Cash flows from investing activities
Payment for acquisition of subsidiary	—	(2,500,000)
Payments of equipment purchase	(18,965)	(12,500)
Payments of intangible assets purchase	(1,500,000)	—
Loans repaid from third parties	—	3,977,134
Investment into Good Fortune Arcadia	(1,440,000)	—
Net cash (used in) provided by investing activities	(2,958,965)	1,464,634

Cash flows from financing activities
Bank overdraft	—	(281,941)
Repayments on loan payables	(201,948)	(177,526)
Repayments to related parties	—	(62,932)
Borrowings from related parties	—	526,268
Net proceeds from issuance of common stock - IPO	8,716,392	—
Net cash provided by financing activities	8,514,444	3,869

Net changes in cash and restricted cash	6,031,581	412,361
Cash and restricted cash at the beginning of the period	2,570,867	972,431
Cash and restricted cash at the end of the period	$8,602,448	$1,384,792

Supplemental disclosure of cash and restricted cash
Cash	$8,601,347	$1,383,691
Restricted cash	1,101	1,101
Total cash and restricted cash	$8,602,448	$1,384,792

Supplemental disclosure of cash flow information
Cash paid for interest	$63,683	$14,357
Cash paid for income taxes	$22,228	$800

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

1. Organization

Maison Solutions Inc. (“Maison”, the “Company”, and formerly known as “Maison International Inc.”) was founded on July 24, 2019 as an Illinois corporation with its principal place of business in California. In September 2021, the Company was redomiciled in the State of Delaware as a corporation registered under the laws of the State of Delaware.

Immediately upon formation, the Company acquired three retail Asian supermarkets with two brands (Good Fortune and Hong Kong Supermarkets) in Los Angeles, California and rebranded them as “HK Good Fortune Supermarkets.” Upon completion of these acquisitions, these entities became controlled subsidiaries of the Company (hereafter collectively referred to as “Maison Group”).

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

The Company, through its four subsidiaries, engages in the specialty grocery retailer business. The Company is a fast-growing specialty grocery retailer offering traditional Asian food and merchandise to U.S. consumers, in particular to Asian-American communities.

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

The interim consolidated financial information as of October 31, 2023 and for the three and six months periods ended October 31, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023, previously filed with the SEC on August 1, 2023.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim consolidated financial position as of October 31, 2023, its interim consolidated results of operations and cash flows for the three and six months ended October 31, 2023 and 2022, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

Noncontrolling interests

The Company follows the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance.

The net income attributed to NCI was separately designated in the accompanying statements of operations. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCIs balance.

As of October 31, 2023 and April 30, 2023, the Company had NCIs of $346,175 and $267,947, respectively, which represent 9% of the equity interest of Maison San Gabriel, 14.75% of the equity interest of Maison Monrovia and 8.33% of the equity interest of Maison El Monte. For the three months ended October 31, 2023 and 2022, the Company had net income of $13 and $63,005, respectively, that were attributable to NCIs. For the six months ended October 31, 2023 and 2022, the Company had net income of $78,228 and $89,658, respectively, that were attributable to NCIs.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had retained earnings of $509,236 at October 31, 2023. The Company had net income attributable to the Company of $91,465 and $529,192 for the three months ended October 31, 2023 and 2022, respectively. The Company had net loss attributable to the Company of $13,474 and $67,848 for the six months ended October 31, 2023 and 2022, respectively. The management plans to increase its revenue by strengthening its sales force, providing attractive sales incentive programs, recruiting experienced industry-related managerial personnel, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.

The Company had $8.60 million cash on hand and working capital of $5.94 million at October 31, 2023. The Company has historically funded its working capital needs primarily from operations. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The Company believes that its cash on hand and operating cash flows will be sufficient to fund its operations over at least the next 12 months from the date of issuance of these financial statements. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments and may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may seek to issue debt or equity securities or obtain a credit facility.

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

Cash and cash equivalents

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of October 31, 2023 and April 30, 2023, cash balances held in the banks, exceeding the standard insurance amount, are $7,593,655 and $1,819,766, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

Cash from operating, investing and financing activities of the consolidated statement of cash flows are net of assets and liabilities acquired of Maison Monterey Park.

Restricted cash

Restricted cash is an amount of cash deposited with banks in conjunction with borrowings from banks. Restriction on the use of such cash and the interest earned thereon is imposed by the banks and remains effective throughout the terms of the bank borrowings and notes payable. Restricted cash is classified as non-current assets on the Company’s consolidated balance sheets, as all the balances are not expected to be released to cash within the next 12 months. As of October 31, 2023 and April 30, 2023, the Company had restricted cash of $1,101 and $1,101, respectively.

Accounts receivable

The Company’s accounts receivable arises from product sales. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of October 31, 2023 and April 30, 2023, there was no allowance for the doubtful accounts.

Accounts receivable — related parties

Accounts receivable consist primarily of receivables from related parties on 30-day credit terms and are presented net of an allowance for estimated uncollectible amounts. The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the accounts receivable is written off against the allowance. As of October 31, 2023 and April 30, 2023, there was no allowance for the doubtful accounts.

Inventories, net

Inventories consisting of products available for sale are primarily accounted for using the first-in, first-out method and are valued at the lower of cost and net realizable value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on the historical data and management’s estimates and provides a reserve for inventory shrinkage for the three and six months ended October 31, 2023 and 2022.

Prepayments

Prepayments and deposits are mainly comprised of cash deposited and advanced to suppliers for future inventory purchases and services to be performed. This amount is refundable and bears no interest. For any prepayments that management determines will not be in receipts of inventories, services, or refundable, the Company recognizes an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of October 31, 2023 and April 30, 2023, the Company had made prepayments to its vendors of $1,685,550 and $1,547,243, respectively. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary.

Other receivables and other current assets

Other receivables and other current assets primarily include non-interest-bearing loans of the other business entities. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of October 31, 2023 and April 30, 2023, the Company did not have any bad debt allowance for other receivables.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the individual assets.

The following table includes the estimated useful lives of certain of our asset classes:

Furniture & fixtures	5 – 10 years
Leasehold improvements	Shorter of the lease term or estimated useful life of the assets
Equipment	5 –10 years
Automobiles	5 years

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the three and six months ended October 31, 2023 and 2022.

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

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

In May 2021, the Company purchased a 10% equity interest in Dai Cheong Trading Inc., a grocery trading company, for $162,665 from DC Holding CA, Inc. DC Holding CA, Inc. is 100% owned by John Xu, the Chief Executive Officer, Chairman and President of the Company. See Note 12 — “Related party balances and transactions”.

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc, the legal entity holding the store for $40,775 from Ms. Grace Xu, the sole shareholder of HKGF Market of Alhambra, Inc. and a related party as the spouse of Mr. John Xu, the Chief Executive Officer, Chairman and President of the Company. See Note 12 — “Related party balances and transactions”.

On June 27, 2023, the Company invested $1,440,000 for 40% interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). See Note 7 — “Equity method investment”. The Company has determined that HKGF Arcadia is not a VIE and has evaluated its consolidation analysis under the voting interest model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in HKGF Arcadia under the equity method of accounting. Under this method, the investor (“Maison”) recognizes its share of the profits and losses of the investee (“HKGF Arcadia”) in the periods when these profits and losses are also reflected in the accounts of the investee. Any profit or loss recognized by the investor appears in its income statement, any recognized profit increases the investment recorded by the investor, while a recognized loss decreases the investment.

Investment in equity securities is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore the Company did not record any impairment charges for its investments for the three and six months ended October 31, 2023.

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

If the fair value is less than the carrying value, the goodwill of the reporting unit is determined to be impaired and the Company will record an impairment equal to the excess of the carrying value over its fair value. The Company did not record any impairment loss during the three and six months ended October 31, 2023 and 2022.

Leases

On May 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Lease (FASB ASC Topic 842). The adoption of ASC Topic 842 resulted in the presentation of operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet. See Note 13 — “Leases” for additional information.

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

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

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

Fair value measurements

The Company records its financial assets and liabilities in accordance with the framework for measuring fair value in accordance with U.S. GAAP. This framework establishes a fair value hierarchy that prioritizes the inputs used to measure fair value:

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

Revenue recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), from May 1, 2020, using the modified retrospective transition approach to all contracts that did not have an impact on the beginning retained earnings on May 1, 2020. The Group’s revenue recognition policies effective on the adoption date of ASC Topic 606 are presented as below.

In accordance with ASC Topic 606, the Company’s performance obligation is satisfied upon the transfer of goods to the customer, which occurs at the point of sale. Revenues are recorded net of discounts, sales taxes, and returns and allowances.

The Company sells Company gift cards to customers. There are no administrative fees on unused gift cards, and the gift cards do not have an expiration date. Gift card sales are recorded as contract liability when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company’s gift card breakage rate is based upon historical redemption patterns, and it recognizes breakage revenue utilizing the redemption recognition method. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift card been redeemed. The Company’s contract liability related to gift cards was $317,155 and $449,334 as of October 31, 2023 and April 30, 2023, respectively.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

The following table summarizes disaggregated revenue from contracts with customers by product group: perishable and non-perishable goods. Perishable product categories include meat, seafood, vegetables, and fruit. Non-perishable product categories include grocery, liquor, cigarettes, lottery, newspaper, reusable bag, non-food, and health products.

	Three Months ended October 31,
	2023	2022
Perishables	$7,470,842	$7,913,705
Non-perishables	6,295,362	6,254,767
Total revenues	$13,766,204	$14,168,472

	Six Months ended October 31,
	2023	2022
Perishables	$15,194,688	$14,367,979
Non-perishables	12,323,831	11,210,181
Total revenues	$27,518,519	$25,578,160

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

Selling expenses

Selling expenses mainly consist of advertising costs, promotion expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expensed when the services are performed. The Company’s advertising expenses were $3,869 and $11,232 for the three months ended October 31, 2023 and 2022, respectively. The Company’s advertising expenses were $34,506 and $21,310 for the six months ended October 31, 2023 and 2022, respectively. Starting from August 2023, the Company leased out certain spaces in the supermarket for people doing banner advertisement, and the Company recorded $28,800 advertising income from banner advertisement for the quarter ended October 31, 2023.

General and administrative expenses

General and administrative expenses mainly consist of payroll and related costs for employees involved in general corporate functions, professional fees and other general corporate expenses, as well as expenses associated with the use by these functions of facilities and equipment, such as rental and depreciation expenses.

Concentrations of risks

(a) Major customers

For each of the three and six months ended October 31, 2023 and 2022, the Company did not have any customers that accounted for more than 10% of consolidated total net sales.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

(b) Major vendors

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the three months ended October 31, 2023 and 2022.

Three Months Ended October 31, 2023		Three Months Ended October 31, 2022
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	32%	A	—%
B	17%	B	12%
C	10%	C	11%

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the six months ended October 31, 2023 and 2022.

Six Months Ended October 31, 2023		Six Months Ended October 31, 2022
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	33%	A	—%
B	18%	B	16%
C	10%	C	12%

(c) Credit risks

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. Accounts receivable are typically unsecured and derived from products sold to customers and are thereby exposed to credit risk. However, the Company believes the concentration of credit risk in its accounts receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Historically, the Company did not have any bad debt on its accounts receivable.

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

Income taxes

Income taxes are accounted for in accordance with the provisions of ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections, and the overall prospects of our business. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. Changes in recognition or measurement are reflected in the period in which the judgment occurs.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

The Company utilizes a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating our tax positions and estimating its tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to its tax contingencies in income tax expense.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, intended to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act, among other things, includes provisions addressing the carryback of net operating losses for specific periods, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). The impacts of the CARES Act are recorded as components within the Company’s deferred income tax liabilities and income tax receivable on the Company’s balance sheets.

Earnings (loss) per share

Basic earnings (loss) per ordinary share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of common stock outstanding and of potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) is excluded from the calculation of diluted earnings per share. For the three and six months ended October 31, 2023 and 2022, the Company had no dilutive potential common stock.

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

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

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

3. Inventories, net

A summary of inventories, net was as follows:

	October 31, 2023	April 30, 2023

Perishables	$430,497	$487,912
Non-perishables	2,435,650	2,533,824
Reserve for inventory shrinkage	(39,191)	(42,750)
Inventories, net	$2,826,956	$2,978,986

Movements of reserve for inventory shrinkage were as follows:

	Six Months Ended October 31, 2023	Six Months Ended October 31, 2022

Beginning balance	$42,750	$135,122
Provision for (reversal of) inventory shrinkage reserve	(3,559)	95,821
Ending Balance	$39,191	$230,943

4. Prepayments

	October 31, 2023	April 30, 2023

Prepayment for inventory purchases	$1,685,550	$1,547,243
Total prepayments	$1,685,550	$1,547,243

As of October 31, 2023, the prepayment mainly consisted of $1,665,550 paid to XHJC Holding Inc., which is the Company’s new centralized vendor and $20,000 paid to GF Distribution, Inc., the Company’s major vendor. As of April 30, 2023, the prepayment mainly consisted of $1,527,243 paid to XHJC Holding Inc., which is the Company’s new centralized vendor and $20,000 paid to GF Distribution, Inc., the Company’s major vendor.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

5. Property and equipment, net

	October 31, 2023	April 30, 2023

Furniture & Fixtures	$3,026,066	$3,025,516
Equipment	1,011,333	1,011,333
Leasehold Improvement	505,059	486,644
Automobile	37,672	37,672
Total property and equipment	4,580,130	4,561,165
Accumulated depreciation	(4,010,103)	(3,889,702)
Property and equipment, net	$570,027	$671,463

Depreciation expenses included in the general and administrative expenses for the three months ended October 31, 2023 and 2022 were $4,657 and $5,917, respectively. Depreciation expenses included in the cost of sales for the three months ended October 31, 2023 and 2022 were $52,032 and $86,670, respectively.

Depreciation expenses included in the general and administrative expenses for the six months ended October 31, 2023 and 2022 were $10,449 and $21,163, respectively. Depreciation expense included in the cost of sales for the six months ended October 31, 2023 and 2022 were $109,952 and $211,632, respectively.

6. Intangible assets

	October 31, 2023	April 30, 2023

Liquid License	$17,482	$17,482
Software system	1,500,000	—
Trademark	194,000	194,000
Total intangible asset	1,711,482	211,482
Accumulated amortization	21,203	14,153
Intangible asset, net	$1,690,279	$197,329

Intangible assets mainly consisted of a trademark acquired through the acquisition of Maison Monterey Park on June 30, 2022. The fair value of the trademark at acquisition date was $194,000, to be amortized over 15 years.

In addition, on October 30, 2023, the Company entered a System Purchase and Implementation Consulting Agreement with Drem Consulting Ptd. Ltd. for purchasing a merchandise display planning and management system for $1.5 million. The system uses advanced technology such as artificial intelligence, IoT (Internet of Things), client computing, etc. to optimize shelf display and planning, inventory control and customer services. The system will be amortized over 10 years.

The amortization expense for the three months ended October 31, 2023 and 2022 was $3,817 and $10,380, respectively. The amortization expense for the six months ended October 31, 2023 and 2022 was $7,050 and $11,458, respectively. Estimated amortization expense for each of the next five years at October 31, 2023 is as follows: $163,000, $163,000, $163,000, $163,000 and $163,000.

7. Equity method investment

On June 27, 2023, the Company invested $1,440,000 for 40% interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). The Company recorded $15,678 investment income and $12,778 investment loss for the three and six months ended October 31, 2023, respectively. As of October 31, 2023, the Company had investment of $1,427,222 into HKGF Arcadia.

As of October 31, 2023, the Company had net accounts receivable of $69,107 from JC Business Guys, Inc. (“JCBG”), who is the 60% owner of HKGF Arcadia. For the three months ended October 31,2023 and 2022, total sales to JCBG was $0 and $48,351, respectively. For the six months ended October 31,2023 and 2022, total sales to JCBG was $0 and $133,738, respectively.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

The following table shows the condensed balance sheet of HKGF Arcadia as of October 31, 2023.

October 31, 2023 (Unaudited)
ASSETS
Current Assets
Cash and equivalents	$—
Accounts receivable	20,591
Inventories, net	425,650
Other receivables	3,275
Total Current Assets	449,516
Property and equipment, net	547,170
Intangible asset, net	11,031
Goodwill	1,680,000
Security deposits	163,518
Total Assets	$2,851,337

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,276,259
Bank overdraft	199,415
Total Current Liabilities	1,475,674

Total Liabilities	1,475,674

Stockholders’ Equity
Paid in Capital	3,440,000
Subscription receivable	(1,300,000)
Accumulated deficit	(764,337)
Total Stockholders’ Equity	1,375,663
Total Liabilities and Stockholders’ Equity	$2,851,337

The following table shows the condensed statement of operations of HKGF Arcadia for the period from July 1, 2023 to October 31, 2023.

Net Revenues
Supermarket	$2,177,141
Total Revenues, Net	2,171,141

Cost of Revenues
Supermarket	1,323,090
Total Cost of Revenues	1,323,090

Gross Profit	854,051

Operating Expenses	885,996
Total Operating Expenses	885,996
Loss from Operations	(31,945)

Income (Loss) Before Income Taxes	(31,945)
Income Tax Provisions	—

Net Loss	(31,945)

Net Loss Attributable to Maison Solutions Inc.	$(12,778)

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

8. Goodwill

Goodwill represented the excess fair value of the assets under the fair value of the identifiable assets owned at the closing of the acquisition of Maison Monetary Park, including an assembled workforce, which cannot be sold or transferred separately from the other assets in the business. See Note 18 — “Acquisition of subsidiary” for additional information. As of October 31, 2023, the Company had goodwill of $2,222,211. The Company did not record any impairment to the goodwill for the three and six months ended October 31, 2023.

9. Accrued expenses and other payables

	October 31, 2023	April 30, 2023

Accrued payroll	$370,164	$301,527
Accrued interest expense	135,138	127,638
Accrued loss for legal matter	237,000	237,000
Other payables	32,322	26,878
Due to third parties	139,189	145,775
Sales tax payable	41,966	28,978
Total accrued expenses and other payables	$955,779	$867,796

10. Note payable

As of October 31, 2023 and April 30, 2023, the Company had an outstanding note payable of $150,000 to a third-party individual with annual interest rate of 10%, payable upon demand. The note had accrued interest of $28,750 and $21,500 as of October 31, 2023 and April 30, 2023, respectively.

11. Loan payables

A summary of the Company’s loans was listed as follows:

Lender	Due date	October 31, 2023	April 30, 2023

American First National Bank	March 2, 2024	$142,371	$307,798
U.S. Small Business Administration	June 15, 2050	2,587,808	2,624,329
Total loan payables		2,730,179	2,932,127
Current portion of loan payables		(201,165)	(370,828)
Non-current loan payables		$2,529,014	$2,561,299

American First National Bank — a National Banking Association

On March 2, 2017, Maison Monrovia entered into a $1.0 million Business Loan Agreement with American First National Bank, a National Banking Association (“American First National Bank”), at a 4.5% annual interest rate with a maturity date on March 2, 2024 (the “Monrovia AFNB Loan”). On March 2, 2017, Maison San Gabriel, entered into a $1.0 million Business Loan Agreement with American First National Bank at a 4.5% annual interest rate with a maturity date on March 2, 2024 (the “San Gabriel AFNB Loan,” and, together with the Monrovia AFNB Loan, the “AFNB Loans”). The covenant of the AFNB Loans required that, so long as the loan agreements remains in effect, borrower will maintain a ratio of debt service coverage within 1.300 to 1.000. This coverage ratio was evaluated as of the end of each fiscal year. The interest rate for the AFNB Loans is subject to change from time to time based on changes in an independent index which is the Wall Street Journal US prime as published in the Wall Street Journal Money Rate Section. The annual interest rate for the AFNB Loans was ranging from 4.5% to 6.5% for the six months ended October 31, 2022, and was 7.75% for the six months ended October 31, 2023.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

The collateral for the AFNB Loans is personally guaranteed by Mr. Wu, who is the prior owner and applicant for the bank loan, and each store’s assets including inventory, fixture, equipment, etc. At the same time, the Company maintained a minimum of $1.0 million in general liability insurance to cover the collateral business assets located at 935 W. Duarte Dr. Monrovia, CA 91016. As of April 30, 2022, the coverage ratio for Maison Monrovia was 1.01 and the coverage ratio for Maison San Gabriel was 2.00. The Company reported this situation to American First National Bank and there was no change on the term up to the date the Company issued these consolidated financial statements. Due to the violation of a covenant as of April 30, 2022, the Company reclassified the Monrovia Loan balance of $313,278 under Maison Monrovia as current loan payable since then. The interest expense for the Monrovia Loan was $3,802 and $4,927 for the three months ended October 31, 2023 and 2022, respectively. The interest expense for the Monrovia Loan was $9,132 and $12,562 for the six months ended October 31, 2023 and 2022, respectively.

U.S. Small Business Administration (the “SBA”)

Borrower	Due date	October 31, 2023	April 30, 2023

Maison Monrovia	June 15, 2050	$146,545	$148,574
Maison San Gabriel	June 15, 2050	1,953,301	1,980,725
Maison El Monte	June 15, 2050	487,962	495,030
Total SBA loan payables		$2,587,808	$2,624,329

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

Per the SBA loan agreement, all interest payments on these three loans were deferred to December 2022. As of October 31, 2023 and April 30, 2023, the Company’s aggregate balance on the three SBA loans was $2,587,808 and $2,624,329, respectively. Interest expenses were $23,336 and $23,832 for the three months ended October 31, 2023 and 2022, respectively. Interest expenses were $46,798 and $47,785 for the six months ended October 31, 2023 and 2022, respectively. During the six months ended October 31, 2023, the Company made repayment of $91,070 (which includes principal of $36,521 and interest expense of $54,549).

As of October 31, 2023, the future minimum principal amount of loan payments to be paid by year were as follows:

Year Ending April 30,	Amount
2024	$58,795
2025	66,160
2026	68,347
2027	70,617
2028	72,973
Thereafter	2,250,916
Total	$2,587,808

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

12. Related party balances and transactions

Related party transactions

Sales to related parties

Name of Related Party	Nature	Relationship	Three Months ended October 31, 2023	Three Months ended October 31, 2022

The United Food LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, is one of the United Food LLC’s shareholders	$2,479	$4,645
HKGF Market of Arcadia, LLC	Supermarket product sales	40% investee of the Company	61,065	—
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	65,567	285,306
Total			$129,111	$289,951

Name of Related Party	Nature	Relationship	Six Months ended October 31, 2023	Six Months ended October 31, 2022

The United Food LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, is one of the United Food LLC’s shareholders	$5,142	$5,797
HKGF Market of Arcadia, LLC	Supermarket product sales	40% investee of the Company	67,036	—
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	125,450	369,264
Total			$197,628	$375,061

Purchases from related parties

Name of Related Party	Nature	Relationship	Three Months Ended October 31, 2023	Three Months ended October 31, 2022

The United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, is one of the United Food LLC’s shareholders	$3,734	$63,569
HKGF Market of Arcadia, LLC	Supermarket product sales	40% investee of the Company	5,085	—
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	67,551	69,134
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	2,201	1,865
Total			$78,571	$134,568

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

Name of Related Party	Nature	Relationship	Six Months Ended October 31, 2023	Six Months ended October 31, 2022

The United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, is one of the United Food LLC’s shareholders	$4,408	$65,846
HKGF Market of Arcadia, LLC	Supermarket product sales	40% investee of the Company	11,090	—
GF Supermarket of MP, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, was the major shareholder with 49% ownership, sold this entity to the Company on June 30, 2022	—	4,257
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	105,525	95,739
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	2,200	2,675
Total			$123,223	$168,517

Investment in equity purchased from related parties

Name of Investment Company	Nature of Operation	Investment percentage	Relationship	As of October 31, 2023	As of April 30, 2023

Dai Cheong Trading Co Inc.	Import and wholesales of groceries	10%	John Xu, the Company’s Chief Executive Officer, Chairman and President, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	$162,665	$162,665
HKGF Market of Alhambra, Inc.	Supermarket product sales	10%	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	40,775	40,775
Total				$203,440	$203,440

In May 2021, the Company purchased a 10% equity interest in Dai Cheong Trading Inc., a grocery trading company, for $162,665 from DC Holding CA, Inc. DC Holding CA, Inc. is owned by John Xu, the Chief Executive Officer, Chairman and President of the Company.

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc, the legal entity holding the Alhambra store for $40,775 from Ms. Grace Xu, a related party as the spouse of Mr. John Xu, the Chief Executive Officer, Chairman and President of the Company.

Related party balances

Accounts receivable — sales to related parties

Name of Related Party	Nature	Relationship	October 31, 2023	April 30, 2023

HKGF Supermarket of Arcadia LLC.	Supermarket product sales	40% investee of the Company	$41,035	$—
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	95,746	283,005
United Food LLC.	Supermarket product sales	John Xu, is one of the United Food LLC’s shareholders	24,095	6,610
Total			$160,876	$289,615

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

Accounts payable — purchase from related parties

Name of Related Party	Nature	Relationship	October 31, 2023	April 30, 2023

Hong Kong Supermarket of Monterey Park, Ltd	Due on demand, non-interest bearing	John Xu, controls this entity	$439,242	$438,725
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc. prior to the 10% equity interest acquisition by Maison	26,133	26,585
Total			$465,375	$465,310

Other receivables — related parties

Name of Related Party	Nature	Relationship	October 31, 2023	April 30, 2023

Ideal Investment	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	3,995	3,995
Ideal City Capital	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	30,000	30,000
Total			$33,995	$33,995

Other payables — related parties

Name of Related Party	Nature	Relationship	October 31, 2023	April 30, 2023

John Xu	due on demand, non-interest bearing	The Company’s Chief Executive Officer, Chairman and President	$200,810	$200,810
Grace Xu	due on demand, non-interest bearing	Spouse of John Xu	40,775	40,775
Total			$241,585	$241,585

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

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

The Company’s leases mainly consist of store rent and copier rent. The store lease detail information is listed below:

Store	Lease Term Due
Maison Monrovia *	August 31, 2055 (with extension)
Maison San Gabriel	November 30, 2030
Maison El Monte	July 14, 2028
Maison Monterey Park	May 1, 2028

*	On April 1, 2023, the Company renewed lease of Maison Monrovia for additional five years with new monthly based rent of $40,000 for first year and 3% increase for each of the next four years. On July 6, 2023, the Company and the lessor entered an amendment to lease, pursuant to which the lessor will provide monthly basic rent abatement of $5,000 from August 1, 2023 through March 31, 2024, $2,500 from April 1, 2024 through March 31, 2025, and $1,000 from April 1, 2025 through March 31, 2026. As a result of increased monthly base rent, the Company remeasured the lease and determined the ROU and lease liability of this lease increased by $3.62 million for each.

As of October 31, 2023, the average remaining term of the supermarkets’ store lease was 9.67 years.

In June and November 2022, the Company entered three leases for three copiers with terms of 63 months for each. As of October 31, 2023, the average remaining term of the copier lease was 4.04 years.

The copier lease detail information was listed below:

Store	Lease Term Due
Maison Monrovia	January 1, 2028
Maison San Gabriel	January 1, 2028
Maison Monterey Park	August 1, 2027

The Company’s total lease expenses under ASC 842 are $0.70 million and $0.67 million for the three months ended October 31, 2023 and 2022, respectively. The Company’s total lease expenses under ASC 842 are $1.48 million and $1.23 million for the six months ended October 31, 2023 and 2022, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of range 4.5% to 6.25%, which was determined using the Company’s incremental borrowing rate.

The Company’s operating ROU assets and lease liabilities were as follows:

	October 31, 2023	April 30, 2023

Operating ROU:
ROU assets – supermarket leases	$21,497,916	$22,517,925
ROU assets – copier leases	25,130	27,265
Total operating ROU assets	$21,523,046	$22,545,190

	October 31, 2023	April 30, 2023

Operating lease obligations:
Current operating lease liabilities	$1,815,206	$1,761,182
Non-current operating lease liabilities	21,784,685	22,711,760
Total lease liabilities	$23,599,891	$24,472,942

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

As of October 31, 2023, the five-year maturity of the Company’s operating lease liabilities was as follow:

Twelve Months Ended October 31,	Operating lease liabilities
2024	$2,820,129
2025	2,881,403
2026	2,940,876
2027	2,991,376
2028	2,447,986
Thereafter	23,885,310
Total future undiscounted lease payments	37,967,080
Less: interest	(14,367,189)
Present value of lease liabilities	$23,599,891

14. Stockholder’s equity

Common stock

Maison was initially authorized to issue 500,000 shares of common stock with a par value of $0.0001 per share. On September 8, 2021, the total number of authorized shares of all classes of stock was increased to 100,000,000 by way of a 200-for-1 stock split, among which, the authorized shares were divided into (i) 95,000,000 shares of common stock, par value of $0.0001 per share (the “common stock”) of which (a) 92,000,000 shares shall be a series designated as Class A common stock (the “Class A common stock”), and (b) 3,000,000 shares shall be a series designated as Class B common stock (the “Class B common stock”), and (ii) 5,000,000 shares of preferred stock, par value $0.0001 per share (the “preferred stock”). For the Class A common stock and Class B common stock, the rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one (1) vote. Each share of Class B common stock is entitled to ten (10) votes and is convertible at any time into one share of Class A common stock. As of October 31, 2023, John Xu, the Company’s Chief Executive Officer, Chairman and President, holds all of our outstanding shares of Class B common stock. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively adjusted to reflect (i) the increase of share capital as if the change of share numbers became effective as of the beginning of the first period presented for Maison Group and (ii) the reclassification of all outstanding shares of our common stock beneficially owned by Golden Tree USA Inc. into Class B common stock, which are collectively referred to as the “Reclassification.”

Initial Public Offering

On October 4, 2023, the Company entered into an Underwriting Agreement with Joseph Stone Capital, LLC (the “Underwriter”) in connection with the Company’s initial public offering (the “IPO”) of 2,500,000 shares of Class A common stock, at a price of $4.00 per share, less underwriting discounts and commissions.

The IPO closed on October 10, 2023, and the Company received net proceeds of approximately $8.72 million, after deducting underwriting discounts and commissions and estimated IPO offering expenses payable by the Company. The Company intends to use the net proceeds from the IPO primarily for new store acquisitions and expansion, including opening new stores and the acquisition of businesses and supermarkets that complement the Company’s business, to pay off loans, research and develop its operating systems with JD.com, make upgrades and renovations to existing stores, and to develop its online business.

15. Income Taxes

Maison Solutions is a Delaware holding company that is subject to the U.S. income tax. Maison Monrovia and Maison San Gabriel are pass through entities whose income or losses flow through Maison Solution’s income tax return.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

Income Tax Provision

The provision for income taxes provisions consisted of the following components:

	Three Months ended October 31, 2023	Three Months ended October 31, 2022

Current:
Federal income tax expense	$115,085	$67,023
State income tax expense	33,982	23,342
Deferred:
Federal income tax benefit	(1,431)	(13,666)
State income tax benefit	(476)	(4,544)
Total	$147,160	$72,155

	Six Months ended October 31, 2023	Six Months ended October 31, 2022

Current:
Federal income tax expense	$197,648	$74,743
State income tax expense	72,085	33,849
Deferred:
Federal income tax benefit	(2,752)	(13,891)
State income tax benefit	(915)	(4,620)
Total	$266,066	$90,081

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income (loss) before income taxes:

	Three Months ended October 31, 2023	Three Months ended October 31, 2022

Federal statutory rate	21.00%	21.00%
State statutory rate, net of effect of state income tax deductible to federal income tax	7.52%	6.25%
Permanent difference – penalties, interest, and others	8.03%	2.92%
Utilization of net operating losses (“NOL”)	(16.64)%	(8.37)%
Changes in valuation allowance	41.76%	(10.94)%
Effective tax rate	61.67%	10.86%

	Six Months ended October 31, 2023	Six Months ended October 31, 2022

Federal statutory rate	21.00%	21.00%
State statutory rate, net of effect of state income tax deductible to federal income tax	7.38%	7.58%
Permanent difference – penalties, interest, and others	3.67%	22.78%
Utilization of NOL	(15.59)%	(49.73)%
Change in valuation allowance	63.97%	78.88%
Effective tax rate	80.43%	80.51%

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes were comprised of the following:

	October 31, 2023	April 30, 2023

Deferred tax assets:
Bad debt expense	$54,206	$70,929
Inventory impairment loss	38,951	—
Investment loss on equity method investment	3,575	—
Lease liabilities, net of ROU	581,176	441,997
NOL	296,884	583,490
Valuation allowance	(962,070)	(1,085,551)
Deferred tax assets, net	$12,722	$10,865

Deferred tax liability:
Trademark acquired at acquisition of Maison Monterey Park	49,463	51,273
Deferred tax liability, net of deferred tax assets	$36,741	$40,408

As of October 31, 2023 and April 30, 2023, Maison and Maison El Monte had approximately $0.98 million and $2.25 million, respectively, of U.S. federal NOL carryovers available to offset future taxable income which do not expire but are limited to 80% of income until utilized. As of October 31, 2023 and April 30, 2023, Maison and Maison El Monte had approximately $1.30 million and $1.58 million, respectively, of California state net operating loss which can be carried forward up to 20 years to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

The Company recorded $4,564 and $20,372 of interest and penalties related to understated income tax payments for the six months ended October 31, 2023 and 2022, respectively. As of October 31, 2023 and April 30, 2023, the Company had significant uncertain tax positions of $107,846 and $103,282, respectively.

As of October 31, 2023, the Company’s U.S. income tax returns filed for the year ending on December 31, 2020 and thereafter are subject to examination by the relevant taxation authorities.

16. Other income

For the six months ended October 31, 2023, other income mainly consists of $0.38 million employee retention credit (“ERC”) received. The ERC is a tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

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

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

In May 2020, Maison El Monte was named as a co-defendant in a complaint filed by a consumer advocacy group alleging violations of a California health and safety regulation. The case is pending in the Superior Court of the State of California, and as such, the Company has not made any accruals of possible loss for the year ended April 30, 2023 and for the period ended October 31, 2023 related to this case.

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

18. Acquisition of subsidiary

On June 30, 2022, the Company purchased 100% equity interest in GF Supermarket of MP, Inc. (“Maison Monterey Park”), the legal entity holding a supermarket in Monterey Park. Mrs. Grace Xu (spouse of Mr. John Xu, the Company’s Chief Executive Officer, Chairman and President) was a selling shareholder of GF Supermarket of MP Inc. with 49% ownership percentage. Another selling shareholder of GF Supermarket of MP Inc. was DNL Management Inc. with 51% ownership percentage, who is not a related party of the Company. The purchase consideration was $1.5 million. On February 21, 2023, the Company and such selling shareholders renegotiated and entered into an Amended Stock Purchase Agreement with an effective date on October 31, 2022, to amend the purchase price to $2.5 million, which both parties believed reflected the true fair value of Maison Monterey Park.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

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

The following condensed unaudited pro forma consolidated results of operations for the Company for the six months ended October 31, 2022 present the results of operations of the Company and Maison Monterey Park as if the acquisitions occurred on May 1, 2022, respectively.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Six Months Ended October 31, 2022
(Unaudited)
Revenue	$28,365,980
Operating costs and expenses	27,702,676
Income from operations	663,304
Other expenses	(16,505)
Income tax expense	(246,462)
Net income	$400,337

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023 (UNAUDITED) AND APRIL 30, 2023

19. Subsequent Event

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no major subsequent events that need to be disclosed, except as described below.

Securities Purchase Agreements

On November 22, 2023, the Company entered into certain securities purchase agreements (the “Securities Purchase Agreements”) with certain investors (the “Investors”), who are “non-U.S. persons” as defined in Regulation S (“Regulation S”) of the Securities Act. Pursuant to the Securities Purchase Agreements, the Company agreed to sell an aggregate of 1,190,476 shares (the “PIPE Shares”) of the Company’s Class A common stock, par value $0.0001 per share, to the Investors at a per share purchase price of $4.20 (the “PIPE Offering”).

The PIPE Offering closed on November 22, 2023 (the “PIPE Closing Date”). The Company received net proceeds of approximately $4.35 million, after deducting investment banker’s discounts and commissions and offering expenses payable by the Company.

Registration Rights Agreements

In connection with the PIPE Offering, on November 22, 2023, the Company entered into certain registration rights agreements (the “Registration Rights Agreements”) with each Investor, providing for the registration for resale of the PIPE Shares pursuant to a registration statement on Form S-1 (the “Registration Statement”) filed with the SEC. The Company filed the Registration Statement on Form S-1 (Registration No. 333-275776) on November 29, 2023, which was declared effective by the SEC on December 6, 2023 (the “Effective Date”).

Pursuant to the Registration Rights Agreement, the Company agreed to keep the Registration Statement continuously effective for a period that extends from the Effective Date until the earlier of (i) the one year anniversary of the Effective Date or (ii) such date that all of the Investors may sell all of the Registrable Securities (as such term is defined in the Registration Rights Agreements) owned by such Investor pursuant to Rule 144 of the Securities Act without any restrictions as to volume or manner of sale or otherwise.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we,” “us,” “our,” “Maison” or the “Company” are to Maison Solutions Inc., except where the context requires otherwise.

Overview

We are a fast-growing, specialty grocery retailer offering traditional Asian food and merchandise to modern U.S. consumers, in particular to members of Asian-American communities. We are committed to providing Asian fresh produce, meat, seafood, and other daily necessities in a manner that caters to traditional Asian-American family values and cultural norms, while also accounting for the new and faster-paced lifestyle of younger generations and the diverse makeup of the communities in which we operate. To achieve this, we are developing a center-satellite stores network. Since our formation in July 2019, we have acquired equity interests in four (4) traditional Asian supermarkets in Los Angeles, California. Since April 30, 2022, we have been operating these supermarkets as center stores. The center stores target traditional Asian-American, family-oriented customers with a variety of meat, fresh produce and other merchandise, while additionally stocking items which appeal to the broader community. We are operating these traditional Asian-American, family-oriented supermarkets with our management’s deep cultural understanding of our consumers’ unique consumption habits. In addition to the traditional supermarkets, on December 31, 2021, we acquired a 10% equity interest in a new grocery store located in Alhambra, California, a young and active community (the “Alhambra Store”). The Alhambra store is 100% owned by Mrs. Grace Xu, the spouse of Mr. John Xu, our chief executive officer (“CEO”), Chairman and President. We intend to acquire the remaining 90% equity interest in the Alhambra Store with a portion of the net proceeds from our initial public offering. Our intention is that the Alhambra Store will serve as our first satellite store. The investment in the Alhambra Store is considered a related party transaction because Mrs. Xu is the spouse of Mr. Xu, our CEO, Chairman and President. Please refer to “Certain Relationships and Related Party Transactions” for further explanation. In May 2021, the Company acquired 10% of the equity interests in Dai Cheong, a wholesale business which mainly supplies foods and groceries imported from Asia, which is owned by John Xu, our CEO, Chairman and President. We intend to acquire the controlling ownership of Dai Cheong with a portion of the net proceeds of our initial public offering. By adding Dai Cheong to our portfolio, we will take the first step toward creating a vertically integrated supply-retail structure. Having an importer as a part of our portfolio will allow us the opportunity to offer a wider variety of products and to reap the benefits of preferred wholesale pricing. On June 27, 2023, we invested $1,440,000 for 40% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”), a supermarket in the city of Arcadia, California, to further expands our footprint to new neighborhood.

Collaboration with JD.com

On April 19, 2021, JD E-commerce America Limited (“JD US”), the U.S. subsidiary of JD.com, and Maison entered into a Collaboration Agreement (the “Collaboration Agreement”) pursuant to which JD.com will provide services to Maison focused on updating in store technology through the development of a new mobile app, the updating of new in-store technology, and revising store layouts to promote efficiency. The agreement included a consultancy and initialization fee of $220,000, 40% of which was payable within three (3) days of effectiveness and which has been paid, 40% of which is due within three (3) days of the completion and delivery of initialization services as outlined in the Collaboration Agreement, and the remaining 20% is payable within three (3) days of the completion and delivery of the implementation services, as outlined in the Collaboration Agreement. The Collaboration Agreement also included certain additional storage and implementation fees to be determined by the parties and royalty fees, following the commercial launch of the platform developed by JD.com, of 1.2% of gross merchandise value based on information generated by the platform. For each additional store requiring consultancy and initialization service, an additional $50,000 will be charged for preparing the feasibility plan for such additional store. The Collaboration Agreement has an initial term of 10 years and customary termination and indemnification provisions. Simultaneously with the effectiveness of the Collaboration Agreement, JD US and Maison entered into an Intellectual Property License Agreement (the “IP Agreement”) outlining certain trademarks, logos and designs and other intellectual property rights used in connection with the retail supermarket operations outlined in the Collaboration Agreement, which includes an initial term of 10 years and customary termination provisions.

Key Factors that Affect Operating Results

Inflation

The inflation rate for the United States was 3.2% for the six months ended October 31, 2023, 4.9% for the year ended April 30, 2023 and 8.3% for the year ended April 30, 2022 according to Bureau of Labor Statistics. Inflation increased our purchase costs, occupancy costs, and payroll costs. To offset inflationary pressures for the six months ended October 31, 2023, we have increased our products’ selling price to cover these increased costs.

Operating Cost Increase After Initial Public Offering

We historically have operated our business as a private company. We completed our initial public offering on October 10, 2023. As a public company, we are subject to increased operating costs related to our listing on Nasdaq, including increased costs related to our compliance with Securities Act and Exchange Act periodic reporting, annual audit expenses, legal service expenses, and related consulting service expenses.

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

Payroll

As of October 31, 2023, we had approximately 173 employees. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, in California, the minimum wage rose from $13 to $14 per hour from 2020 to 2021 and increased to $15.50 per hour in 2023. According to the California Department of Industrial Relations, the minimum hourly wage in California will increase to $16 on January 1, 2024. Our payroll and payroll tax expenses were $1.7 million and $0.9 million for the three months ended October 31, 2023 and 2022, respectively. Our payroll and payroll tax expenses were $3.4 million and $2.6 million for the six months ended October 31, 2023 and 2022, respectively.

Vendor and Supply Management

Maison believes that a centralized and efficient vendor and supply management system is the key to profitability. Maison has major vendors, including Drop in The Ocean, Inc., ONCO Food Corp., GF Distribution, Inc., and XHJC Holding Inc. For the three months ended October 31, 2023, three suppliers accounted for 32%, 17% and 10% of the Company’s total purchases, respectively. For the three months ended October 31, 2022, two suppliers accounted for 12% and 11% of the Company’s total purchases, respectively. For the six months ended October 31, 2023, three suppliers accounted for 33%, 18% and 10% of the Company’s total purchases, respectively. For the six months ended October 31, 2022, two suppliers accounted for 16% and 12% of the Company’s total purchases, respectively. Maison believes that its centralized vendor management enhances its negotiating power and improves its ability to manage vendor payables.

Store Maintenance and Renovation

From time to time, Maison conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline in customer volume. Significant maintenance or renovation would affect our operations and operating results. Meanwhile, improving the store environment can also attract more customers and lead to an increase in sales. Maison focused on improving stores for the three and six months ended October 31, 2023 and 2022. We spent $13,447 for the three months ended October 31, 2023 for repairs and maintenance, a decrease of $43,228 compared to $56,675 for the three months ended October 31, 2022. We spent $93,721 for the six months ended October 31, 2023 for repairs and maintenance, a decrease of $47,921 compared to $141,642 for the six months ended October 31, 2022.

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

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on historical data and management’s estimates and provided a reserve for inventory shrinkage for the three and six months ended October 31, 2023 and 2022.

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), from May 1, 2020 using the modified retrospective transition approach to all contracts that did not have an impact on the beginning retained earnings on May 1, 2020. The Group’s revenue recognition policies effective on the adoption date of ASC Topic 606 are presented as below.

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

The Company’s contract liability related to gift cards was $317,155 and $449,334 as of October 31, 2023 and April 30, 2023, respectively.

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

Please refer to Note 2 — “Summary of significant accounting policies” for details.

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

Selling, General and Administrative Expenses

Selling, general, and administrative expenses primarily consist of retail operational expenses, administrative salaries and benefits costs, marketing costs, advertising costs, and corporate overhead.

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

Results of Operations for the Three Months Ended October 31, 2023 and 2022

	Three Months ended October 31,
	2023	2022	Change	Percentage Change
Net revenues	$13,766,204	$14,168,472	$(402,268)	(2.8)%
Cost of revenues	10,642,983	11,083,992	(441,009)	(4.0)%
Gross profit	3,123,221	3,084,480	38,741	1.3%
Operating expenses
Selling expenses	2,281,147	1,837,816	443,331	24.1%
General and administrative expenses	588,251	597,221	(8,970)	(1.5)%
Total operating expenses	2,869,398	2,435,037	434,361	17.8%
Income from operations	253,823	649,443	(395,620)	(60.9)%
Other income, net	14,780	43,668	(28,888)	(66.2)%
Interest expense	(29,965)	(28,759)	(1,206)	4.2%
Income before income taxes	238,638	664,352	(425,714)	(64.1)%
Income tax provisions	147,160	72,155	75,005	103.9%
Net income	91,478	592,197	(500,719)	(84.6)%
Net income attributable to noncontrolling interests	13	63,005	(62,992)	(100.0)%
Net income attributable to Maison Solutions Inc.	$91,465	$529,192	$(437,727)	(82.7)%

Revenues

	Three Months ended October 31,
	2023	2022	Change	Percentage Change
Perishables	$7,470,842	$7,913,705	$(442,863)	(5.6)%
Non-perishables	6,295,362	6,254,767	40,595	0.6%
Net revenue	$13,766,204	$14,168,472	$(402,268)	(2.8)%

Our net revenues were approximately $13.8 million for the three months ended October 31, 2023, a decrease of approximately $0.4 million or 2.8%, from approximately $14.2 million for the three months ended October 31, 2022. The decrease in net revenues was mainly due to increased competition from two newly opened Asian supermarkets near Maison San Gabriel, and a reduction in purchases through our online purchase business as a result of customers returning to switching back to pre-pandemic shopping patterns and habits as the impact of COVID-19 continued to decline.

Cost of Revenues

	Three Months ended October 31,
	2023	2022	Change	Percentage Change
Total cost of revenues	$10,642,983	$11,083,992	$(441,009)	(4.0)%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut. The cost of revenues decreased by approximately $0.4 million, from $11.1 million for three months ended October 31, 2022, to approximately $10.6 million for the three months ended October 31, 2023. The decrease in the cost of revenue was due to the decreased sales and decreased freight costs from the supermarkets.

Gross Profit and Gross Margin

	Three Months ended October 31,
	2023	2022	Change	Percentage Change
Gross Profit	$3,123,221	$3,084,480	$38,741	1.3%
Gross Margin	22.7%	21.8%		0.9%

Gross profit was approximately $3.1 million and $3.1 million for the three months ended October 31, 2023 and 2022, respectively. Gross margin was 22.7% and 21.8% for the three months ended October 31, 2023 and 2022, respectively. Our supermarkets’ sales profit margins increased by 0.9% for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, which was mainly due to (i) the overall 3% - 5% increase of our grocery products for all the supermarkets in the end of 2022 in response to the high inflation of consumer products, and (ii) the increased profit margin of our El Monte store and Monrovia store, as we hired new grocery department managers for these two stores with extensive industry experience to assist in reorganizing the stores, developing new marketing strategies to promote sales, and setting up effective product purchasing policies to lower the costs.

Total Operating Expenses

	Three Months ended October 31,
	2023	2022	Change	Percentage Change
Selling Expense	$2,281,147	$1,837,816	$443,331	24.1%
General and Administrative Expense	588,251	597,221	(8,970)	(1.5)%
Total Operating Expense	$2,869,398	$2,435,037	$434,361	17.8%
Percentage of revenue	20.8%	17.2%		3.6%

Total operating expenses were approximately $2.9 million for the three months ended October 31, 2023, an increase of approximately $0.4 million, compared to approximately $2.4 million for the three months ended October 31, 2022. Total operating expenses as a percentage of revenues were 20.8% and 17.2% for the three months ended October 31, 2023 and 2022, respectively. The increase in operating expense was mainly due to the increase of selling expenses which was partially offset by decreased general and administrative expenses. The decrease in general and administrative expenses included decreased license and permit expense, and repair and maintenance expense. License and permit expense decreased by $19,853 in the three months ended October 31, 2023, as compared to the three months ended October 31, 2022. Repair and maintenance expense decreased by $47,419 in the three months ended October 31, 2023, as compared to the three months ended October 31, 2022. The decreased general and administrative expenses was partially offset by increased insurance expense. Insurance expense increased by $59,819 in the three months ended October 31, 2023, as compared to the three months ended October 31, 2022.

The increase in selling expenses during the three months ended October 31, 2023 was primarily due to increased payroll expense of approximately $0.4 million and increased utilities expense of approximately $39,411. The increase was partially offset by decreased auto expense of $9,188.

Other Income, Net

Other income was $14,780 for the three months ended October 31, 2023 and $43,668 for the three months ended October 31, 2022. For the three months ended October 31, 2023, other income mainly consisted of investment income of $15,678, which was partially offset by other expenses of $898. For the three months ended October 31, 2022, other income mainly consisted of other miscellaneous income of $43,668.

Interest Expense, Net

Interest expense was $29,965 for the three months ended October 31, 2023, an increase of $1,206, from interest expense of $28,759 for the three months ended October 31, 2022. The interest expense was for the SBA Loans and the AFNB Loans.

Income Taxes Provisions

Income tax expense was $147,160 for the three months ended October 31, 2023, an increase of $75,005, from income taxes expense of $72,155 for the three months ended October 31, 2022. The increase was mainly due to increased taxable income from our supermarket operations for the three months ended October 31, 2023.

Net Income

Net income attributable to the Company was $91,465 for the three months ended October 31, 2023, a decrease of $437,727, or 82.7%, from a $529,192 net income attributable to the Company for the three months ended October 31, 2022. This was mainly attributable to the reasons discussed above, which included an approximately $38,741 increase in gross profit, but was partially offset by increased operating expenses of approximately $0.4 million and increased income tax expense of $75,005.

Results of Operations for the Six Months Ended October 31, 2023 and 2022

	Six Months ended October 31,
	2023	2022	Change	Percentage Change
Net revenues	$27,518,519	$25,578,160	$1,940,359	7.6%
Cost of revenues	21,289,202	20,188,831	1,100,371	5.5%
Gross profit	6,229,317	5,389,329	839,988	15.6%
Operating expenses
Selling expenses	4,545,697	4,006,034	539,663	13.5%
General and administrative expenses	1,646,542	1,254,849	391,693	31.2%
Total operating expenses	6,192,239	5,260,883	931,356	17.7%
Income from operations	37,078	128,446	(91,368)	(71.1)%
Other income, net	370,273	43,792	326,481	745.5%
Interest expense	(76,531)	(60,347)	(16,184)	26.8%
Income before income taxes	330,820	111,891	218,929	195.7%
Income tax provisions	266,066	90,081	175,985	195.4%
Net income	64,754	21,810	42,944	196.9%
Net income attributable to noncontrolling interests	78,228	89,658	(11,430)	(12.7)%
Net loss attributable to Maison Solutions Inc.	$(13,474)	$(67,848)	$54,374	(80.1)%

Revenues

	Six Months ended October 31,
	2023	2022	Change	Percentage Change
Perishables	$15,194,688	$14,367,979	$826,709	5.8%
Non-perishables	12,323,831	11,210,181	1,113,650	9.9%
Net revenue	$27,518,519	$25,578,160	$1,940,359	7.6%

Our net revenues were approximately $27.5 million for the six months ended October 31, 2023, an increase of approximately $1.9 million or 7.6%, from approximately $25.6 million for the six months ended October 31, 2022. The increase in net revenues was driven by the inclusion of revenues from our newly acquired subsidiary Maison Monterey Park supermarket (which was acquired in July 2022) by $3.8 million, which was partially offset by decreased sales at Maison San Gabriel by $1.3 million, decreased sales at Maison Monrovia by $0.4 million and decreased sales at Maison El Monte by $0.2 million. The $1.9 million decrease for our existing three stores was mainly due to increased competition from two newly opened Asian supermarkets near Maison San Gabriel, and a reduction in purchases through our online purchase business as a result of customers returning to switching back to pre-pandemic shopping patterns and habits as the impact of COVID-19 continued to decline.

Cost of Revenues

	Six Months ended October 31,
	2023	2022	Change	Percentage Change
Total cost of revenues	$21,289,202	$20,188,831	$1,100,371	5.5%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut. The cost of revenues increased by approximately $1.1 million, from $20.2 million for the six months ended October 31, 2022, to approximately $21.3 million for the six months ended October 31, 2023. The increase in the cost of revenues was due to the inclusion of cost of revenue from our newly acquired Maison Monterey Park supermarket of $2.7 million which was partially offset by decreased freight costs from the other three supermarkets.

Gross Profit and Gross Margin

	Six Months ended October 31,
	2023	2022	Change	Percentage Change
Gross Profit	$6,229,317	$5,389,329	$839,988	15.6%
Gross Margin	22.6%	21.1%		1.5%

Gross profit was approximately $6.2 million and $5.4 million for the six months ended October 31, 2023 and 2022, respectively. Gross margin was 22.6% and 21.1% for the six months ended October 31, 2023 and 2022, respectively. Our supermarkets’ sales profit margins increased by 1.5% for the six months ended October 31, 2023 compared to the six months ended October 31, 2022, which was mainly due to (i) the overall 3% - 5% increase of our grocery products for all the supermarkets in the end of 2022 in response to the high inflation of consumer products, and (ii) the increased profit margin of our El Monte store and Monrovia store, as we hired new grocery department managers for these two stores with extensive industry experience to assist in reorganizing the stores, developing new marketing strategies to promote sales, and setting up effective product purchasing policies to lower the costs.

Total Operating Expenses

	Six Months ended October 31,
	2023	2022	Change	Percentage Change
Selling Expense	$4,545,697	$4,006,034	$539,663	13.5%
General and Administrative Expense	1,646,542	1,254,849	391,693	31.2%
Total Operating Expense	$6,192,239	$5,260,883	$931,356	17.7%
Percentage of revenue	22.5%	20.6%		1.9%

Total operating expenses were approximately $6.2 million for the six months ended October 31, 2023, an increase of approximately $0.9 million, compared to approximately $5.3 million for the six months ended October 31, 2022. Total operating expenses as a percentage of revenues were 22.5% and 20.6% for the six months ended October 31, 2023 and 2022, respectively. The increase in operating expenses was primarily attributable to the increase in selling expenses, which included the increase in payroll expense, security and alarm expense, depreciation expense, auto expense and credit card service charges. Payroll expense increased by $377,290 in the six months ended October 31, 2023, as compared to the six months ended October 31, 2022 due to the increase of hourly rate. Alarm and security expense increased by $24,564 in the six months ended October 31, 2023, as compared to the six months ended October 31, 2022 due to the acquisition of new stores and enhancement of our stores’ security in response to an increased crime rate in the nearby areas. Depreciation expense increased by $28,396 in the six months ended October 31, 2023, as compared to the six months ended October 31, 2022 due to the acquisition of Maison Monterey Park. Credit card service charges increased by $103,103 in the six months ended October 31, 2023, as compared to the six months ended October 31, 2022 due to the increased sales from the acquisition of Maison Monterey Park. Auto expense increased by $12,695 in the six months ended October 31, 2023, as compared to the six months ended October 31, 2022.

The increase in general and administrative expenses during the six months ended October 31, 2023 was primarily due to increased IPO-related professional fees, including legal, audit, and consulting fees of approximately $0.4 million. The increase was partially offset by decreased office expense of $17,909. During the six months ended October 31, 2023 and 2022, we had professional fees of approximately $0.8 million and $0.4 million, respectively.

Other Income, Net

Other income was $370,273 for the six months ended October 31, 2023 and $43,792 for the six months ended October 31, 2022. The increase in other income was mainly attributable to the $0.38 million employee retention credit (“ERC”) received for the six months ended October 31,2023, which was partially offset by investment loss of $12,778. The ERC is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

Interest Expense, Net

Interest expense was $76,531 for the six months ended October 31, 2023, an increase of $16,184, from interest expense of $60,347 for the six months ended October 31, 2022. The interest expense was for the SBA Loans and the AFNB Loans.

Income Taxes Provisions

Income tax expense was $266,066 for the six months ended October 31, 2023, an increase of $175,985, from income taxes expense of $90,081 for the six months ended October 31, 2022. The increase was mainly due to increased taxable income for the six months ended October 31, 2023 compared to the six months ended October 31, 2022.

Net Loss

Net loss attributable to the Company was $13,474 for the six months ended October 31, 2023, a decrease of $54,374, or 80.1%, from a $67,848 net loss attributable to the Company for the six months ended October 31, 2022. This was mainly attributable to the reasons discussed above, which included an increase in gross profit of approximately $0.8 million and an increase in other income of approximately $0.3 million, but was partially offset by increased operating expenses of approximately $0.9 million and increased income tax expense of approximately $0.2 million.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended October 31, 2023 Compared to the Six Months Ended October 31, 2022

As of October 31, 2023, we had cash, cash equivalents and restricted cash of approximately $8.6 million. We had net loss attributable to us of $13,474 for the six months ended October 31, 2023 and had a working capital of approximately $5.9 million as of October 31, 2023. As of October 31, 2023, the Company had outstanding loan facilities of approximately $0.14 million due to American First National Bank, a National Banking Association (“American First National Bank”), and approximately $2.59 million due to the SBA. The covenants of the loans of American First National Bank require that, so long as the loan agreements remain in effect, each borrower must maintain a ratio of debt service coverage within 1.3 to 1.0. This coverage ratio is evaluated as of the end of each fiscal year. As of April 30, 2022, the coverage ratio for Maison Monrovia was 1.01 and the coverage ratio for Maison San Gabriel was 2.00. The Company reported this situation to American First National Bank and there was no change on the note’s term up to the date the Company issued these consolidated financial statements. However, due to the violation of a covenant as of April 30, 2022, the Company reclassified the loan balance of $313,278 under Maison Monrovia as current loan payable since then.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. We have funded our working capital, operations and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, government grants, and bank loans. Cash is required to pay purchase costs for inventory, rental expenses, salaries, income taxes, other operating expenses and to repay debts. Our ability to repay our current expenses and obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail grocery industry, the expected collectability of our accounts receivable and the realization of the inventories as of October 31, 2023 and April 30, 2023. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control.

On October 4, 2023, we entered into an Underwriting Agreement with Joseph Stone Capital, LLC in connection with the Company’s initial public offering (the “IPO”) of 2,500,000 shares of Class A common stock, par value $0.0001, at a price of $4.00 per share, less underwriting discounts and commissions. The IPO closed on October 10, 2023, and the Company received net proceeds of approximately $8.72 million, after deducting underwriting discounts and commissions and estimated IPO offering expenses payable by the Company.

On November 22, 2023, we entered into certain securities purchase agreements (the “Securities Purchase Agreements”) with certain investors (the “Investors”). Pursuant to the Securities Purchase Agreements, we sold an aggregate of 1,190,476 shares of the Company’s Class A common stock, par value $0.0001 per share, to the Investors at a per share purchase price of $4.20 (the “PIPE Offering”). The PIPE Offering closed on November 22, 2023. We received net proceeds of approximately $4.35 million, after deducting investment banker’s discounts and commissions and offering expenses payable by the Company.

We plan to acquire and open additional supermarkets with a portion of the proceeds of our IPO and the PIPE Offering to expand our footprint to both the West Coast and the East Coast. This includes completing the acquisition of the remaining 90% equity interests in both the Alhambra Store and Dai Cheong; opening new satellite stores in both Southern and Northern California in 2024 or 2025; acquiring up to five (5) center stores in 2024 and 2025 as part of our East Coast expansion; and establishing a new warehouse in New York City to serve the East Coast by the end of 2025. Upon completion of our East Coast expansion, we expect that we will operate a total of ten center stores by the end of 2025.

To accomplish such expansion plan, we estimate the total related capital investment and expenditures to be approximately $35 million to $40 million, among which approximately $13 million to $16 million will be required within the next 12 months to support our preparation and opening of new stores in Southern and Northern California and acquiring additional supermarkets on the East Coast. This is based on management’s best estimate as of the date of this Report. We will also need approximately $0.14 million to fully settle our loan from American First National Bank.

We believe that our current cash and cash flows provided by operating activities will be sufficient to meet our working capital needs for our existing business in the next 12 months from the date of the issuance date of the financial statements. However, we plan to use part of the proceeds from our IPO to support our business expansion described above. We may also seek additional financing, to the extent needed, and there can be no assurance that such financing will be available on favorable terms, or at all. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may also seek to issue additional debt or obtain financial support from shareholders. The principal stockholder of the Company has made a commitment to provide financial support to the Company whenever necessary.

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

The following table summarizes our cash flow data for the six months ended October 31, 2023 and 2022.

	Six Months ended October 31,
	2023	2022
Net cash provided by (used in) operating activities	$476,102	$(1,056,142)
Net cash provided by (used in) investing activities	(2,958,965)	1,464,634
Net cash provided by financing activities	8,514,444	3,869
Net change in cash and restricted cash	$6,031,581	$412,361

Operating Activities

Net cash provided by operating activities was approximately $0.5 million for the six months ended October 31, 2023, which mainly comprised of net income of $64,754 with non-cash adjustment to net income including depreciation expense of $127,451, bad debt reversal of $105,322, provision for inventory shrinkage reversal of $3,559, investment loss of $12,778, and changes in deferred taxes of $3,667. In addition, for the six months ended October 31, 2023, we had cash inflow from decrease to outstanding accounts receivable from related parties of $129,105, decrease to inventories on hand of $155,589, decrease to outstanding other receivables and other current assets of $268,343, an increase of operating lease liabilities of $149,093, an increase of accrued expenses and other payables of $87,983, and an increase of taxes payables of $247,505.

The net cash provided by operating activities for the six months ended October 31, 2023 was mainly offset by an increase of accounts receivable of $239,161, an increase of prepayments of $138,307, an increase of contract liabilities of $132,180 and an increase of payment to accounts payable of $149,679.

Net cash used in operating activities was approximately $1.1 million for the six months ended October 31, 2022, which mainly comprised of cash outflow from increased outstanding accounts receivable of approximately $0.6 million, payment for inventory purchase of approximately $0.5 million, payment for accounts payable of approximately $0.1 million, payment for accounts payable to related parties of approximately $0.4 million, and payment for accrued expenses and other payables of $0.5 million.

The net cash used in operating activities during the six months ended October 31, 2022 was mainly offset by net income of $21,810, add-back of non-cash depreciation and amortization expense of approximately $0.2 million, cash inflow from accounts receivable from related parties of approximately $0.2 million, decreased prepayments of approximately $0.7 million, and decreased cash outflow for taxes payable of approximately $0.1 million.

We had a net income of $64,754 for the six months ended October 31, 2023, an increase of $42,944 compared with a net income of $21,810 for the six months ended October 31, 2022. Our cash inflow of $476,102 for the six months ended October 31, 2023 represented an increase of $1,532,244, compared with a $1,056,142 cash outflow in the six months ended October 31, 2022. The increased net cash inflow for the six months ended October 31, 2023 was mainly due to decreased outstanding accounts receivable of $390,354, decreased inventories on hand of $645,517, decreased outstanding other receivables and other current assets of $519,717, decreased payments for account payable to related parties of $432,059, decreased accrued expenses and other payables of $582,018, which were partially offset by increased cash outflow from prepayments of $821,850, decreased cash inflow from accounts receivable from related party of $84,020, increased cash outflow from contract liabilities of $25,978, increased cash outflow from accounts payable of $33,357, and increased cash outflow from other long-term payables of $12,691.

Investing Activities

Net cash used in investing activities was approximately $3.0 million for the six months ended October 31, 2023, which mainly consisted of the purchase of equipment of $18,965, payment of intangible assets purchase of $1.5 million, and payment for 40% investment into Good Fortune Arcadia supermarket of approximately $1.4 million.

Net cash provided by investing activities was approximately $1.5 million for the six months ended October 31, 2022, which was mainly consisted of the payment for purchasing fixed assets of $12,500, payment for acquisition of subsidiary Maison Monterey Park of approximately $2.5 million, but was partially offset with loan repayment from third parties of approximately $4.0 million.

Financing Activities

Net cash provided by financing activities was approximately $8.5 million for the six months ended October 31, 2023, which mainly consisted of net proceeds from issuance of common stock of approximately $8.7 million, which was partially offset by repayment on loans payable of approximately $0.2 million.

Net cash provided by financing activities was $3,869 for the six months ended October 31, 2022, which mainly consisted of borrowings from related parties of approximately $0.5 million, but was partially offset by repayment on loan payables of approximately $0.2 million, payment on other receivables of related parties of $62,932, and bank overdraft of approximately $0.3 million.

Debt

American First National Bank — a National Banking Association

On March 2, 2017, Good Fortune Supermarket of Monrovia, LP entered into a $1.0 million Business Loan Agreement with American First National Bank, with a maturity date on March 2, 2024. On March 2, 2017, Good Fortune Supermarket of San Gabriel, LP, entered into a $1.0 million Business Loan Agreement with American First National Bank, with and maturity date on March 2, 2024. The interest rate for these two loans is subject to change from time to time based on changes in an independent index which is the Wall Street Journal US prime as published in the Wall Street Journal Money Rate Section. The annual interest rate was ranging from 4.5% to 6.5% for the six months ended October 31, 2022, and was 7.75% for the six months ended October 31, 2023 for these two loans. The covenant of the loans required that, so long as the loan agreements remains in effect, the borrower will maintain a ratio of debt service coverage within 1.300 to 1.000. This coverage ratio will be evaluated as of the end of each fiscal year. Due to the violation of a covenant as of April 30, 2022, the Company reclassified the loan balance of $313,278 under Good Fortune Supermarket of Monrovia, LP as current loan payable since then.

U.S. Small Business Administration

On June 15, 2020, Maison Monrovia entered into a $150,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and the maturity date on June 15, 2050. On June 15, 2020, Maison San Gabriel entered into a $150,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and the maturity date on June 15, 2050. On June 15, 2020, Maison El Monte, entered into a $150,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and the maturity date on June 15, 2050. Per the SBA loan agreement, all these three loans’ interest payments were deferred to December 2022.

On January 12, 2022, Maison San Gabriel received an extra $1,850,000 fund from the SBA at 3.75% annual interest rate and the maturity date on June 15, 2050. Maison El Monte received an extra $350,000 from the SBA at 3.75% annual interest rate and the maturity date on June 15, 2050.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of October 31, 2023:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	Thereafter
American First National Bank, a National Banking Association	$142,371	$142,371	$—	$—	$—
U.S. Small Business Administration	2,587,808	58,794	134,507	143,590	2,250,917
Operating Lease Obligations and others	23,599,891	1,815,206	4,067,992	4,065,593	13,651,100
	$26,330,070	$2,016,371	$4,202,499	$4,209,183	$15,902,017

Off-Balance Sheet Arrangements

The Company has guaranteed all of the loans described above, and Mr. John Xu, the Company’s CEO, Chairman and President, has personally guaranteed the loans with the SBA. The Company does not have any other off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future material effect on its financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on this evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2023.

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

As set forth below, management will take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended October 31, 2023.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the three-month period ended October 31, 2023, due to the existence of the following material weakness identified by management, as related to: (i) insufficient full-time employees with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP and address complex accounting issues under U.S. GAAP; (ii) the lack of timely related party transaction monitoring and the failure to keep a related party list and keep records of related party transactions on a regular basis; (iii) the failure to keep an up-to-date perpetual inventory control system or timely perform company-wide inventory count at or near its fiscal year-end date. Specifically, maintaining records for inbound warehouse purchases or have specialized personnel to scan goods into the warehouse on a timely basis; (iv) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned; ;(v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management; and (vi) accounting personnel have the ability in the accounting system to prepare, review, and post the same accounting journal entry.

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

MAISON SOLUTIONS INC.

Date: December 15, 2023	By:	/s/ John Xu
	Name:	John Xu
	Title:	Chief Executive Officer, Chairman and President
(Principal Executive Officer)

Date: December 15, 2023	By:	/s/ Alexandria M. Lopez
	Name:	Alexandria M. Lopez
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)