Form 10-Q
period 2024-01-31
Maison Solutions Inc.
filed 2024-03-18
CIK 1892292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of March 13, 2024, the number of shares of Class A common stock, $0.0001 par value, outstanding was 17,450,476 shares, and the number of shares of Class B common stock, $0.0001 par value, outstanding was 2,240,000 shares.

MAISON SOLUTIONS INC.

FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAISON SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2024 (Unaudited)	April 30, 2023
ASSETS
Current Assets
Cash and equivalents	$9,406,626	$2,569,766
Accounts receivable	756,341	315,356
Accounts receivable - related parties	407,446	289,615
Inventories, net	3,020,220	2,978,986
Prepayments	20,000	1,547,243
Other receivables and other current assets	993,976	550,836
Other receivable - related parties	33,995	33,995
Total Current Assets	14,638,604	8,285,797
Restricted cash - non-current	1,101	1,101
Property and equipment, net	789,937	671,463
Intangible assets	3,071,463	197,329
Security deposits	457,491	457,491
Investment under cost method	75,000	—
Investment under cost method – related parties	203,440	203,440
Investment under equity method	1,736,018	—
Operating lease right-of-use assets, net	21,004,764	22,545,190
Goodwill	2,222,211	2,222,211
Total Assets	$44,200,029	$34,584,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,654,221	$3,105,592
Accounts payable - related parties	492,480	465,310
Note payable	—	150,000
Current portion of loan payables	121,942	370,828
Accrued expenses and other payables	858,342	867,796
Contract liabilities	308,326	449,334
Other payables - related parties	241,585	241,585
Operating lease liabilities - current	1,850,310	1,761,182
Income taxes payable	1,069,281	961,034
Total Current Liabilities	6,596,487	8,372,661
Long-term loan payables	2,512,674	2,561,299
Security deposit from sub-tenants	111,314	105,637
Operating lease liabilities - non-current	21,309,934	22,711,760
Deferred tax liability, net	34,273	40,408
Total Liabilities	30,564,682	33,791,765

Commitment and contingencies (Note 17)

Stockholders’ Equity
Class A Common stock, $0.0001 par value, 92,000,000 shares authorized; 17,450,476 and 13,760,000 shares issued and outstanding at January 31, 2024 and April 30, 2023, respectively	1,745	1,376
Class B Common stock, $0.0001 par value, 3,000,000 shares authorized; 2,240,000 shares issued and outstanding	224	224
Additional paid in capital	13,313,523	—
Retained earnings (accumulated deficit)	(39,718)	522,710
Total Maison Solutions, Inc. Stockholders’ Equity	13,275,774	524,310
Noncontrolling interests	359,573	267,947
Total Stockholders’ Equity	13,635,347	792,257
Total Liabilities and Stockholders’ Equity	$44,200,029	$34,584,022

The accompanying notes are an integral part of the consolidated financial statements.

MAISON SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

Net Revenues
Supermarket	$13,598,479	$15,637,095	$41,116,998	$41,215,255
Total Revenues, Net	13,598,479	15,637,095	41,116,998	41,215,255

Cost of Revenues
Supermarket	10,410,684	11,626,723	31,699,886	31,815,554
Total Cost of Revenues	10,410,684	11,626,723	31,699,886	31,815,554

Gross Profit	3,187,795	4,010,372	9,417,112	9,399,701

Selling Expenses	2,438,846	2,664,054	6,984,543	6,670,088
General and Administrative Expenses	1,056,118	1,394,570	2,702,660	2,649,419
Total Operating Expenses	3,494,964	4,058,624	9,687,203	9,319,507
(Loss) Income from Operations	(307,169)	(48,252)	(270,091)	80,194

Other Income, Net	898	1,277,741	383,949	1,321,533
Investment Loss from Equity Method Investment	(51,2024)	—	(63,982)	—
Interest Expense (Income), Net	(19,425)	76,052	(95,956)	15,705
Total Other Income (Expenses), Net	(69,731)	1,353,793	224,011	1,337,238

(Loss) Income Before Income Taxes	(376,900)	1,305,541	(46,080)	1,417,432
Income Tax Provisions	158,656	99,070	424,722	189,151

Net (Loss) Income	(535,556)	1,206,471	(470,802)	1,228,281

Net Income Attributable to Noncontrolling Interests	13,398	217,997	91,626	307,655

Net (Loss) Income Attributable to Maison Solutions Inc.	$(548,954)	$988,474	$(562,428)	$920,626

(Loss) Income per Share Attributable to Maison Solutions, Inc. - Basic and Diluted
– Basic	$(0.03)	$0.06	$(0.03)	$0.06
– Diluted	$(0.03)	$0.06	$(0.03)	$0.06

Weighted Average Number of Common Stock Outstanding - Basic and Diluted
– Basic	19,405,797	16,000,000	17,334,541	16,000,000
– Diluted	19,435,915	16,000,000	17,347,630	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings		Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Equity
Balance at April 30, 2023	13,760,000	$1,376	2,240,000	$224	$—	$522,710	$267,947	$792,257
Net (loss) income	—	—	—	—	—	(13,474)	78,228	64,754
Issuance of common stock	2,500,000	250	—	—	8,716,142	—	—	8,716,392
Balance at October 31, 2023	16,260,000	$1,626	2,240,000	$224	$8,716,142	$509,236	$346,175	$9,573,403
Net (loss) income	—	—	—	—	—	(548,954)	13,398	(535,556)
Issuance of common stock	1,190,476	119	—	—	4,597,381	—	—	4,597,500
Balance at January 31, 2024	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(39,718)	$359,573	$13,635,347

	Class A		Class B		Additional	Retained Earnings		Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Deficit
Balance at April 30, 2022	13,760,000	$1,376	2,240,000	$224	$—	$(729,093)	$(119,551)	$(847,044)
Net (loss) income	—	—	—	—	—	(67,848)	89,658	21,810
Balance at October 31, 2022	13,760,000	$1,376	2,240,000	$224	$—	$(796,941)	$(29,893)	$(825,234)
Net income	—	—	—	—	—	988,474	217,997	1,206,471
Balance at January 31, 2023	13,760,000	$1,376	2,240,000	$224	$—	$191,533	$188,104	$381,237

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months ended January 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(470,802)	$1,228,281
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	274,476	312,549
Bad debt reversal	(105,322)	—
Provision for inventory shrinkage reserve	(1,088)	29,479
Investment loss	63,982	—
Changes in deferred taxes	(6,135)	(8,229)
Changes in operating assets and liabilities:
Accounts receivable	(440,985)	(880,952)
Accounts receivable - related party	(219,260)	85,981
Inventories	(40,147)	242,560
Prepayments	1,065,243	703,023
Other receivables and other current assets	124,182	(238,475)
Security deposits	—	5,654
Accounts payable	(1,451,371)	(1,290,541)
Accounts payable - related party	128,599	94,193
Accrued expenses and other payables	(9,454)	(156,804)
Contract Liabilities	(141,009)	(127,138)
Operating lease liabilities	227,728	149,489
Taxes payables	108,247	192,391
Other long-term payables	5,677	22,764
Net cash (used in) provided by operating activities	(887,439)	364,225

Cash flows from investing activities
Payment for acquisition of subsidiary	—	(2,500,000)
Payment for leasehold improvement of the supermarket	(307,427)	—
Payments of equipment purchase	(9,656)	(24,185)
Payments of intangible assets purchase	(2,950,000)	—
Loans repaid from third parties	—	4,410,270
Investment into TMA Liquor Inc	(75,000)	—
Investment into HKGF Market of Arcadia, LLC	(1,800,000)	—
Net cash (used in) provided by investing activities	(5,142,083)	1,886,085

Cash flows from financing activities
Bank overdraft	—	(281,941)
Repayments on loan payables	(297,510)	(261,923)
Repayments to related parties	—	(62,932)
Repayment of note payable	(150,000)	—
Borrowings from related parties	—	(34,600)
Net proceeds from issuance of common stock	13,313,892	—
Net cash provided by (used in) financing activities	12,866,382	(641,396)

Net changes in cash and restricted cash	6,836,860	1,608,914
Cash and restricted cash at the beginning of the period	2,570,867	972,431
Cash and restricted cash at the end of the period	$9,407,727	$2,581,345

Supplemental disclosure of cash and restricted cash
Cash	$9,406,626	$2,580,244
Restricted cash	1,101	1,101
Total cash and restricted cash	$9,407,727	$2,581,345

Supplemental disclosure of cash flow information
Cash paid for interest	$81,369	$29,577
Cash paid for income taxes	$322,610	$8,481

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

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

The interim consolidated financial information as of January 31, 2024 and for the three and nine months periods ended January 31, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023, previously filed with the SEC on August 1, 2023..

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim consolidated financial position as of January 31, 2024, its interim consolidated results of operations and cash flows for the three and nine months ended January 31, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

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

As of January 31, 2024 and April 30, 2023, the Company had NCIs of $359,573 and $267,947, respectively, which represent 9% of the equity interest of Maison San Gabriel, 14.75% of the equity interest of Maison Monrovia and 8.33% of the equity interest of Maison El Monte. For the three months ended January 31, 2024 and 2023, the Company had net income of $13,398 and $217,997, respectively, that were attributable to NCIs. For the nine months ended January 31, 2024 and 2023, the Company had net income of $91,626 and $307,655, respectively, that were attributable to NCIs.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficit of $39,718 at January 31, 2024. The Company had net loss attributable to the Company of $548,954 and net income of $988,474 for the three months ended January 31, 2024 and 2023, respectively. The Company had net loss attributable to the Company of $562,428 and net income of $920,626 for the nine months ended January 31, 2024 and 2023, respectively. The management plans to increase its revenue by strengthening its sales force, providing attractive sales incentive programs, recruiting experienced industry-related managerial personnel, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.

The Company had $9.4 million cash on hand and working capital of $8.04 million at January 31, 2024. The Company has historically funded its working capital needs primarily from operations. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The Company believes that its cash on hand and operating cash flows will be sufficient to fund its operations over at least the next 12 months from the date of issuance of these financial statements. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments and may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may seek to issue debt or equity securities or obtain a credit facility.

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

Cash and cash equivalents

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of January 31, 2024 and April 30, 2023, cash balances held in the banks, exceeding the standard insurance amount, are $8,656,626 and $1,819,766, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

Cash from operating, investing and financing activities of the consolidated statement of cash flows are net of assets and liabilities acquired of Maison Monterey Park.

Restricted cash

Restricted cash is an amount of cash deposited with banks in conjunction with borrowings from banks. Restriction on the use of such cash and the interest earned thereon is imposed by the banks and remains effective throughout the terms of the bank borrowings and notes payable. Restricted cash is classified as non-current assets on the Company’s consolidated balance sheets, as all the balances are not expected to be released to cash within the next 12 months. As of January 31, 2024 and April 30, 2023, the Company had restricted cash of $1,101 and $1,101, respectively.

Accounts receivable

The Company’s accounts receivable arises from product sales. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of January 31, 2024 and April 30, 2023, there was no allowance for the doubtful accounts.

Accounts receivable — related parties

Accounts receivable consist primarily of receivables from related parties on 30-day credit terms and are presented net of an allowance for estimated uncollectible amounts. The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the accounts receivable is written off against the allowance. As of January 31, 2024 and April 30, 2023, there was no allowance for the doubtful accounts.

Inventories, net

Inventories consisting of products available for sale are primarily accounted for using the first-in, first-out method and are valued at the lower of cost and net realizable value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on the historical data and management’s estimates and provides a reserve for inventory shrinkage for the three and nine months ended January 31, 2024 and 2023.

Prepayments

Prepayments are mainly comprised of cash deposited and advanced to suppliers for future inventory purchases and services to be performed. This amount is refundable and bears no interest. For any prepayments that management determines will not be in receipts of inventories, services, or refundable, the Company recognizes an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of January 31, 2024 and April 30, 2023, the Company had made prepayments to its vendors of $20,000 and $1,547,243, respectively. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary.

Other receivables and other current assets

Other receivables and other current assets primarily include non-interest-bearing loans of the other business entities. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of January 31, 2024 and April 30, 2023, the Company did not have any bad debt allowance for other receivables.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the three and nine months ended January 31, 2024 and 2023.

Security deposits

Security deposits primarily include deposits made to the Company’s landlord for its supermarkets and office facilities. These deposits are refundable upon expiration of the lease.

Long-term investment

Cost method investment

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

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

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

Effective on December 14, 2023, the Company purchased 10% equity interest in TMA Liquor Inc., a liquor wholesale company, for $100,000. The Company paid $75,000 as of January 31, 2024.

Equity method investment

On June 27, 2023, the Company invested $1,440,000 for 40% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). On December 6, 2023, the Company invested additional $360,000 for another 10% equity interest in HKGF Arcadia, which resulted in a total of 50% equity interest in HKGF Arcadia by Maison. See Note 7 — “Equity method investment”. The Company has determined that HKGF Arcadia is not a VIE and has evaluated its consolidation analysis under the voting interest model. Because the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly, it has accounted for its investment in HKGF Arcadia under the equity method of accounting. Under this method, the investor (“Maison”) recognizes its share of the profits and losses of the investee (“HKGF Arcadia”) in the periods when these profits and losses are also reflected in the accounts of the investee. Any profit or loss recognized by the investor appears in its income statement, any recognized profit increases the investment recorded by the investor, while a recognized loss decreases the investment.

Investment in equity securities is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore the Company did not record any impairment charges for its investments for the three and nine months ended January 31, 2024.

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

If the fair value is less than the carrying value, the goodwill of the reporting unit is determined to be impaired and the Company will record an impairment equal to the excess of the carrying value over its fair value. The Company did not record any impairment loss during the three and nine months ended January 31, 2024 and 2023.

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

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

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

The Company sells Company gift cards to customers. There are no administrative fees on unused gift cards, and the gift cards do not have an expiration date. Gift card sales are recorded as contract liability when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company’s gift card breakage rate is based upon historical redemption patterns, and it recognizes breakage revenue utilizing the redemption recognition method. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift card been redeemed. The Company’s contract liability related to gift cards was $308,326 and $449,334 as of January 31, 2024 and April 30, 2023, respectively.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

The following table summarizes disaggregated revenue from contracts with customers by product group: perishable and non-perishable goods. Perishable product categories include meat, seafood, vegetables, and fruit. Non-perishable product categories include grocery, liquor, cigarettes, lottery, newspaper, reusable bag, non-food, and health products.

	Three Months ended January 31,
	2024	2023
Perishables	$7,243,469	$8,701,876
Non-perishables	6,355,010	6,935,219
Total revenues	$13,598,479	$15,637,095

	Nine Months ended January 31,
	2024	2023
Perishables	$22,438,157	$23,069,855
Non-perishables	18,678,841	18,145,400
Total revenues	$41,116,998	$41,215,255

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

Selling expenses

Selling expenses mainly consist of advertising costs, promotion expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expensed when the services are performed. The Company’s advertising expenses were $44,052 and $11,232 for the three months ended January 31, 2024 and 2023, respectively. The Company’s advertising expenses were $78,558 and $16,070 for the nine months ended January 31, 2024 and 2023, respectively Starting from August 2023, the Company leased out certain spaces in the supermarket for people doing banner advertisement, and the Company recorded $19,200 and $48,000 advertising income from banner advertisement for the three and nine months ended January 31, 2024.

General and administrative expenses

General and administrative expenses mainly consist of payroll and related costs for employees involved in general corporate functions, professional fees and other general corporate expenses, as well as expenses associated with the use by these functions of facilities and equipment, such as rental and depreciation expenses.

Concentrations of risks

(a) Major customers

For each of the three and nine months ended January 31, 2024 and 2023, the Company did not have any customers that accounted for more than 10% of consolidated total net sales.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

(b) Major vendors

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the three months ended January 31, 2024 and 2023.

Three Months Ended January 31, 2024		Three Months Ended January 31, 2023
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	16%	A	27%
B	6%	B	25%
C	25%	C	46%

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the nine months ended January 31, 2024 and 2023.

Nine Months Ended January 31, 2024		Nine Months Ended January 31, 2023
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	18%	A	20%
B	9%	B	18%
C	30%	C	18%

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

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

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

Earnings (loss) per share

Basic earnings (loss) per ordinary share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of common stock outstanding and of potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) is excluded from the calculation of diluted earnings per share. For the three and nine months ended January 31, 2024 and 2023, the Company had no dilutive potential common stock.

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

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

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

3. Inventories, net

A summary of inventories, net was as follows:

	January 31, 2024	April 30, 2023

Perishables	$405,158	$487,912
Non-perishables	2,656,725	2,533,824
Reserve for inventory shrinkage	(41,663)	(42,750)
Inventories, net	$3,020,220	$2,978,986

Movements of reserve for inventory shrinkage were as follows:

	Nine Months Ended January 31, 2024	Nine Months Ended January 31, 2023

Beginning balance	$42,750	$135,122
GF Supermarket of MP, Inc. inventory shrinkage reserve at July 1, 2022	—	37,684
Provision for (reversal of) inventory shrinkage reserve	(1,087)	29,479
Ending Balance	$41,663	$202,285

4. Prepayments

	January 31, 2024	April 30, 2023

Prepayment for inventory purchases	$20,000	$1,547,243
Total prepayments	$20,000	$1,547,243

As of January 31, 2024, the prepayment mainly consisted of $20,000 paid to GF Distribution, Inc., one of the Company’s major vendor. As of April 30, 2023, the prepayment mainly consisted of $1,527,243 paid to XHJC Holding Inc., which is the Company’s new centralized vendor and $20,000 paid to GF Distribution, Inc., the Company’s major vendor.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

5. Property and equipment, net

	January 31, 2024	April 30, 2023

Furniture & Fixtures	$3,027,321	$3,025,516
Equipment	1,019,185	1,011,333
Leasehold Improvement	794,071	486,644
Automobile	37,672	37,672
Total property and equipment	4,878,249	4,561,165
Accumulated depreciation	(4,088,312)	(3,889,702)
Property and equipment, net	$789,937	$671,463

Depreciation expenses included in the general and administrative expenses for the three months ended January 31, 2024 and 2023 were $7,607 and $5,339, respectively. Depreciation expenses included in the cost of sales for the three months ended January 31, 2024 and 2023 were $70,601 and $53,387, respectively.

Depreciation expenses included in the general and administrative expenses for the nine months ended January 31, 2024 and 2023 were $18,056 and $26,502, respectively. Depreciation expense included in the cost of sales for the nine months ended January 31, 2024 and 2023 were $180,553 and $265,019, respectively.

6. Intangible assets

	January 31, 2024	April 30, 2023

Liquid License	$17,482	$17,482
Software system	2,950,000	—
Trademark	194,000	194,000
Total intangible asset	3,161,482	211,482
Accumulated amortization	90,019	14,153
Intangible asset, net	$3,071,463	$197,329

Intangible assets mainly consisted of a trademark acquired through the acquisition of Maison Monterey Park on June 30, 2022. The fair value of the trademark at acquisition date was $194,000, to be amortized over 15 years.

In addition, on October 30, 2023, the Company entered a System Purchase and Implementation Consulting Agreement with Drem Consulting Pte. Ltd. for purchasing a merchandise display planning and management system for $1.5 million. The system uses advanced technology such as artificial intelligence, IoT (Internet of Things), client computing, etc. to optimize shelf display and planning, inventory control and customer services. The system will be amortized over 10 years.

On November 22, 2023, the Company entered a Supply Chain Management System Purchase Agreement with WSYQR Limited to purchase a supply chain management system for $1.45 million. The system has the necessary software and hardware that was specifically designed for supermarkets application for the key units of 1) data synchronization across the entire supply chain, 2) centralized order processing and fulfillment, 3) refund and return processing, 4) customer complaints handling, and 5) distribution and delivery management and optimization. The system will be amortized over 10 years.

The amortization expense for the three months ended January 31, 2024 and 2023 was $68,816 and $8,593, respectively. The amortization expense for the nine months ended January 31, 2024 and 2023 was $75,866 and $20,051, respectively. Estimated amortization expense for each of the next five years at January 31, 2024 is as follows: $309,099, $309,099, $309,099, $309,099 and $309,066.

7. Equity method investment

On June 27, 2023, the Company invested $1,440,000 for 40% interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). On December 6, 2023, the Company invested additional $360,000 for another 10% equity interest in HKGF Arcadia, which resulted in a total of 50% equity interest in HKGF Arcadia by Maison. The Company recorded $51,204 investment income and $63,982 investment loss for the three and nine months ended January 31, 2024, respectively. As of January 31, 2024, the Company had investment of $1,736,018 into HKGF Arcadia.

As of January 31, 2024, the Company had net accounts receivable of $69,107 from JC Business Guys, Inc. (“JCBG”), who is the 50% owner of HKGF Arcadia. For the three months ended January 31,2024 and 2023, total sales to JCBG was $0 and $0, respectively. For the nine months ended January 31,2024 and 2023, total sales to JCBG was $0 and $133,738, respectively.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

The following table shows the condensed balance sheet of HKGF Arcadia as of January 31, 2024.

January 31, 2024 (Unaudited)
ASSETS
Current Assets
Cash and equivalents	$—
Accounts receivable	37,256
Inventories, net	625,719
Other receivables	1,292
Total Current Assets	664,267
Property and equipment, net	635,102
Intangible asset, net	27,731
Goodwill	1,680,000
Security deposits	163,618
Total Assets	$3,170,718

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,418,461
Other payable	100,000
Bank overdraft	94,822
Total Current Liabilities	1,613,283

Total Liabilities	1,613,283

Stockholders’ Equity
Paid in Capital	3,600,000
Subscription receivable	(1,200,000)
Accumulated deficit	(842,565)
Total Stockholders’ Equity	1,557,435
Total Liabilities and Stockholders’ Equity	$3,170,718

The following table shows the condensed statement of operations of HKGF Arcadia for the period from July 1, 2023 to January 31, 2024.

Net Revenues
Supermarket	$3,905,301
Total Revenues, Net	3,905,301

Cost of Revenues
Supermarket	2,475,812
Total Cost of Revenues	2,475,812

Gross Profit	1,429,489

Operating Expenses	1,553,857
Total Operating Expenses	1,553,857
Loss from Operations	(124,368)

Income (Loss) Before Income Taxes	(124,368)
Income Tax Provisions	—

Net Loss	(124,368)

Net Loss Attributable to Maison Solutions Inc.	$(63,982)

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

8. Goodwill

Goodwill represented the excess fair value of the assets under the fair value of the identifiable assets owned at the closing of the acquisition of Maison Monetary Park, including an assembled workforce, which cannot be sold or transferred separately from the other assets in the business. See Note 18 — “Acquisition of subsidiary” for additional information. As of January 31, 2024, the Company had goodwill of $2,222,211. The Company did not record any impairment to the goodwill for the three and nine months ended January 31, 2024.

9. Accrued expenses and other payables

	January 31, 2024	April 30, 2023

Accrued payroll	$284,323	$301,527
Accrued interest expense	136,388	127,638
Accrued loss for legal matter	237,000	237,000
Other payables	17,243	26,878
Due to third parties	139,189	145,775
Sales tax payable	44,199	28,978
Total accrued expenses and other payables	$858,342	$867,796

10. Note payable

As of January 31, 2024 and April 30, 2023, the Company had an outstanding note payable of $0 and $150,000 to a third-party individual with annual interest rate of 10%, payable upon demand. The note had accrued interest of $30,000 and $21,500 as of January 31, 2024 and April 30, 2023, respectively. On November 7, 2023, the Company repaid the principle of $150,000. As of January 31, 2024, the Company had accrued interest of $30,000 on this note, to be paid upon demand from the lender.

11. Loan payables

A summary of the Company’s loans was listed as follows:

Lender	Due date	January 31, 2024	April 30, 2023

American First National Bank	March 2, 2024	$57,369	$307,798
U.S. Small Business Administration	June 15, 2050	2,577,247	2,624,329
Total loan payables		2,634,616	2,932,127
Current portion of loan payables		(121,942)	(370,828)
Non-current loan payables		$2,512,674	$2,561,299

American First National Bank — a National Banking Association

On March 2, 2017, Maison Monrovia entered into a $1.0 million Business Loan Agreement with American First National Bank, a National Banking Association (“American First National Bank”), at a 4.5% annual interest rate with a maturity date on March 2, 2024 (the “Monrovia AFNB Loan”). On March 2, 2017, Maison San Gabriel, entered into a $1.0 million Business Loan Agreement with American First National Bank at a 4.5% annual interest rate with a maturity date on March 2, 2024 (the “San Gabriel AFNB Loan,” and, together with the Monrovia AFNB Loan, the “AFNB Loans”). The covenant of the AFNB Loans required that, so long as the loan agreements remains in effect, borrower will maintain a ratio of debt service coverage within 1.300 to 1.000. This coverage ratio was evaluated as of the end of each fiscal year. The interest rate for the AFNB Loans is subject to change from time to time based on changes in an independent index which is the Wall Street Journal US prime as published in the Wall Street Journal Money Rate Section. The annual interest rate for the AFNB Loans was ranging from 4.5% to 7.75% for the nine months ended January 31, 2023, and was 7.75% for the nine months ended January 31, 2024.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

The collateral for the AFNB Loans is personally guaranteed by Mr. Wu, who is the prior owner and applicant for the bank loan, and each store’s assets including inventory, fixture, equipment, etc. At the same time, the Company maintained a minimum of $1.0 million in general liability insurance to cover the collateral business assets located at 935 W. Duarte Dr. Monrovia, CA 91016. As of April 30, 2022, the coverage ratio for Maison Monrovia was 1.01 and the coverage ratio for Maison San Gabriel was 2.00. The Company reported this situation to American First National Bank and there was no change on the term up to the date the Company issued these consolidated financial statements. The interest expense for the loan was $2,229 and $10,146 for the three months ended January 31, 2024 and 2023, respectively. The interest expense for the loan was $11,361 and $22,708 for the nine months ended January 31, 2024 and 2023, respectively.

U.S. Small Business Administration (the “SBA”)

Borrower	Due date	January 31, 2024	April 30, 2023

Maison Monrovia	June 15, 2050	$145,957	$148,574
Maison San Gabriel	June 15, 2050	1,945,371	1,980,725
Maison El Monte	June 15, 2050	485,919	495,030
Total SBA loan payables		$2,577,247	$2,624,329

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

Per the SBA loan agreement, all interest payments on these three loans were deferred to December 2022. As of January 31, 2024 and April 30, 2023, the Company’s aggregate balance on the three SBA loans was $2,577,247 and $2,624,329, respectively. Interest expenses were $23,210 and $23,709 for the three months ended January 31, 2024 and 2023, respectively. Interest expenses were $70,008 and $71,494 for the nine months ended January 31, 2024 and 2023, respectively. During the nine months ended January 31, 2024, the Company made repayment of $117,090 (which includes principal of $47,082 and interest expense of $70,008). During the nine months ended January 31, 2023, the Company made repayment of $13,010 (which includes principal of $5,107 and interest expense of $7,903).

As of January 31, 2024, the future minimum principal amount of loan payments to be paid by year were as follows:

Year Ending January 31,	Amount
2025	$64,573
2026	66,699
2027	68,906
2028	71,197
2029	73,576
Thereafter	2,232,296
Total	$2,577,247

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

12. Related party balances and transactions

Related party transactions

Sales to related parties

Name of Related Party	Nature	Relationship	Three Months ended January 31, 2024	Three Months ended January 31, 2023

The United Food LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, is one of the United Food LLC’s shareholders	$988	$16,473
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 50% equity interest	18,620	—
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	35,088	200,168
Total			$54,696	$216,641

Name of Related Party	Nature	Relationship	Nine Months ended January 31, 2024	Nine Months ended January 31, 2023

The United Food LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, is one of the United Food LLC’s shareholders	$6,129	$22,270
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 50% equity interest	85,656	—
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	160,538	569,432
Total			$252,323	$591,702

Purchases from related parties

Name of Related Party	Nature	Relationship	Three Months Ended January 31, 2024	Three Months ended January 31, 2023

The United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, is one of the United Food LLC’s shareholders	$—	$21,214
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 50% equity interest	13,160	—
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	41,184	42,082
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	866	4,510
Total			$55,210	$67,806

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

Name of Related Party	Nature	Relationship	Nine Months Ended January 31, 2024	Nine Months Ended January 31, 2023

The United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, is one of the United Food LLC’s shareholders	$4,408	$87,061
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 50% equity interest	24,250	—
GF Supermarket of MP, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, was the major shareholder with 49% ownership, sold this entity to Maison on June 30, 2022	—	4,257
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	146,709	137,821
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	3,066	7,184
Total			$178,433	$236,323

Investment in equity purchased from related parties

Name of Investment Company	Nature of Operation	Investment percentage	Relationship	As of January 31, 2024	As of April 30, 2023

Dai Cheong Trading Co Inc.	Import and wholesales of groceries	10%	John Xu, the Company’s Chief Executive Officer, Chairman and President, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	$162,665	$162,665
HKGF Market of Alhambra, Inc.	Supermarket product sales	10%	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	40,775	40,775
Total				$203,440	$203,440

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

Related party balances

Accounts receivable — sales to related parties

Name of Related Party	Nature	Relationship	January 31, 2024	April 30, 2023

HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 50% equity interest	$88,243	$—
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	112,492	283,005
United Food LLC.	Supermarket product sales	John Xu, is one of the United Food LLC’s shareholders	206,711	6,610
Total			$407,446	$289,615

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

Accounts payable — purchase from related parties

Name of Related Party	Nature	Relationship	January 31, 2024	April 30, 2023

Hong Kong Supermarket of Monterey Park, Ltd	Due on demand, non-interest bearing	John Xu, controls this entity	$440,166	$438,725
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc. prior to the 10% equity interest acquisition by Maison	52,314	26,585
Total			$492,480	$465,310

Other receivables — related parties

Name of Related Party	Nature	Relationship	January 31, 2024	April 30, 2023

Ideal Investment	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	3,995	3,995
Ideal City Capital	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	30,000	30,000
Total			$33,995	$33,995

Other payables — related parties

Name of Related Party	Nature	Relationship	January 31, 2024	April 30, 2023

John Xu	due on demand, non-interest bearing	The Company’s Chief Executive Officer, Chairman and President	$200,810	$200,810
Grace Xu	due on demand, non-interest bearing	Spouse of John Xu	40,775	40,775
Total			$241,585	$241,585

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

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

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

As of January 31, 2024, the average remaining term of the supermarkets’ store lease was 9.47 years.

In June and November 2022, the Company entered three leases for three copiers with terms of 63 months for each. As of January 31, 2024, the average remaining term of the copier lease was 3.78 years.

The copier lease detail information was listed below:

Store	Lease Term Due
Maison Monrovia	January 1, 2028
Maison San Gabriel	January 1, 2028
Maison Monterey Park	August 1, 2027

The Company’s total lease expenses under ASC 842 are $0.85 million and $0.76 million for the three months ended January 31, 2024 and 2023, respectively. The Company’s total lease expenses under ASC 842 are $2.33 million and $1.99 million for the nine months ended January 31, 2024 and 2023 , respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of range from 4.5% to 6.25%, which was determined using the Company’s incremental borrowing rate.

The Company’s operating ROU assets and lease liabilities were as follows:

	January 31, 2024	April 30, 2023

Operating ROU:
ROU assets – supermarket leases	$20,980,731	$22,517,925
ROU assets – copier leases	24,033	27,265
Total operating ROU assets	$21,004,764	$22,545,190

	January 31, 2024	April 30, 2023

Operating lease obligations:
Current operating lease liabilities	$1,850,310	$1,761,182
Non-current operating lease liabilities	21,309,934	22,711,760
Total lease liabilities	$23,160,244	$24,472,942

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

As of January 31, 2024, the five-year maturity of the Company’s operating lease liabilities was as follow:

Twelve Months Ended January 31,	Operating lease liabilities
2025	$2,835,070
2026	2,897,055
2027	2,955,250
2028	3,002,423
2020	2,029,711
Thereafter	23,549,256
Total future undiscounted lease payments	37,268,765
Less: interest	(14,108,521)
Present value of lease liabilities	$23,160,244

14. Stockholder’s equity

Common stock

Maison was initially authorized to issue 500,000 shares of common stock with a par value of $0.0001 per share. On September 8, 2021, the total number of authorized shares of all classes of stock was increased to 100,000,000 by way of a 200-for-1 stock split, among which, the authorized shares were divided into (i) 95,000,000 shares of common stock, par value of $0.0001 per share (the “common stock”) of which (a) 92,000,000 shares shall be a series designated as Class A common stock (the “Class A common stock”), and (b) 3,000,000 shares shall be a series designated as Class B common stock (the “Class B common stock”), and (ii) 5,000,000 shares of preferred stock, par value $0.0001 per share (the “preferred stock”). For the Class A common stock and Class B common stock, the rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one (1) vote. Each share of Class B common stock is entitled to ten (10) votes and is convertible at any time into one share of Class A common stock. As of January 31, 2024, John Xu, the Company’s Chief Executive Officer, Chairman and President, holds all of our outstanding shares of Class B common stock. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively adjusted to reflect (i) the increase of share capital as if the change of share numbers became effective as of the beginning of the first period presented for Maison Group and (ii) the reclassification of all outstanding shares of our common stock beneficially owned by Golden Tree USA Inc. into Class B common stock, which are collectively referred to as the “Reclassification.”

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

On October 10, 2023, the Company issued Underwriter non-redeemable warrants to purchase an amount equal to five (5%) percent of the shares of Common Stock sold in the Offering (125,000 warrants, which is exclusive of the over-allotment option) pursuant to the Underwriter’s Warrant Agreement. The Underwriter Warrants will be exercisable commencing one hundred eighty (180) days after the commencement of sales of the Offering (April 1, 2024) and until the fifth anniversary of the effective date of the Offering (April 1, 2029). The Company accounted for the warrants issued based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 5 years, volatility of 100%, risk-free interest rate of 4.26% and dividend yield of 0%. The FV of the warrants issued at the grant date was $382,484. The warrants issued in this financing were classified as equity instruments.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

Following is a summary of the activities of warrants for the period ended January 31, 2024:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding as of April 30, 2023	—	$—	—
Exercisable as of April 30, 2023	—	$—	—
Granted	125,000	4.80	5.00
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of January 31, 2024	125,000	$4.80	5.00
Exercisable as of January 31, 2024	—	$—	—

PIPE Offering

On November 22, 2023, the Company entered into certain securities purchase agreements with certain investors. Pursuant to the Securities Purchase Agreements, the Company sold an aggregate of 1,190,476 shares (the “PIPE Shares”) of the Company’s Class A common stock, par value $0.0001 per share, to the Investors at a per share purchase price of $4.20 (the “PIPE Offering”).

The PIPE Offering closed on November 22, 2023. The Company received net proceeds of approximately $4.60 million, after deducting investment banker’s discounts and commissions and offering expenses payable by the Company.

15. Income taxes

Maison Solutions is a Delaware holding company that is subject to the U.S. income tax. Maison Monrovia and Maison San Gabriel are pass through entities whose income or losses flow through Maison Solution’s income tax return.

The provision for income taxes provisions consisted of the following components:

	Three Months ended January 31, 2024	Three Months ended January 31, 2023

Current:
Federal income tax expense	$117,066	$51,442
State income tax expense	44,058	37,346
Deferred:
Federal income tax expense (benefit)	(1,852)	7,716
State income tax expense (benefit)	(616)	2,566
Total	$158,656	$99,070

	Nine Months ended January 31, 2024	Nine Months ended January 31, 2023

Current:
Federal income tax expense	$314,714	$126,185
State income tax expense	116,143	71,195
Deferred:
Federal income tax benefit	(4,604)	(6,175)
State income tax benefit	(1,531)	(2,054)
Total	$424,722	$189,151

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income (loss) before income taxes:

	Three Months ended January 31, 2024	Three Months ended January 31, 2023

Federal statutory rate expense (benefit)	(79,149)	274,164
State statutory rate, net of effect of state income tax deductible to federal income tax	(25,658)	92,473
Permanent difference – penalties, interest, and others	73,945	29,348
Utilization of net operating losses (“NOL”)	—	(244,859)
Changes in valuation allowance	189,518	(52,056)
Tax expense per financial statements	158,656	99,070

	Nine Months ended January 31, 2024	Nine Months ended January 31, 2023

Federal statutory rate expense (benefit)	(9,676)	297,661
State statutory rate, net of effect of state income tax deductible to federal income tax	(1,249)	100,952
Permanent difference – penalties, interest, and others	86,085	54,845
Utilization of NOL	(24,138)	(300,508)
Change in valuation allowance	373,700	36,201
Tax expense per financial statements	424,722	189,151

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes were comprised of the following:

	January 31, 2024	April 30, 2023

Deferred tax assets:
Bad debt expense	$54,206	$70,929
Inventory impairment loss	39,642	—
Investment loss on equity method investment	17,902	—
Lease liabilities, net of ROU	603,181	441,997
NOL	451,006	583,490
Valuation allowance	(1,151,652)	(1,085,551)
Deferred tax assets, net	$14,285	$10,865

Deferred tax liability:
Trademark acquired at acquisition of Maison Monterey Park	48,558	51,273
Deferred tax liability, net of deferred tax assets	$34,273	$40,408

As of January 31, 2024 and April 30, 2023, Maison and Maison El Monte had approximately $1.52 million and $2.25 million, respectively, of U.S. federal NOL carryovers available to offset future taxable income which do not expire but are limited to 80% of income until utilized. As of January 31, 2024 and April 30, 2023, Maison and Maison El Monte had approximately $1.89 million and $1.58 million, respectively, of California state net operating loss which can be carried forward up to 20 years to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

The Company recorded $6,421 and $17,871of interest and penalties related to understated income tax payments for the three months ended January 31, 2024 and 2023, respectively. The Company recorded $10,985 and $38,243 of interest and penalties related to understated income tax payments for the nine months ended January 31, 2024 and 2023, respectively. As of January 31, 2024 and April 30, 2023, the Company had significant uncertain tax positions of $114,267 and $103,282, respectively.

As of January 31, 2024, the Company’s U.S. income tax returns filed for the year ending on December 31, 2020 and thereafter are subject to examination by the relevant taxation authorities.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

16. Other income

For the three months ended January 31, 2024 and 2023, other income mainly consists of $nil and $1.32 million employee retention credit (“ERC”) received. For the nine months ended January 31, 2024 and 2023, other income mainly consists of $0.38 million and $1.32 million employee retention credit (“ERC”) received. The ERC is a tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

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

On January 2, 2024, the Company and our executive officers and directors, as well as Joseph Stone Capital LLC, and AC Sunshine Securities LLC, the underwriters in the Company’s initial public offering (together, the “Defendants”), were named in a class action complaint filed in the Supreme Court of the State of New York alleging violations of Sections 11 and 15 of the Securities Act of 1933, as amended (Ilsan Kim v. Maison Solutions Inc., et. al, Index No. 150024/2024). As relief, the plaintiffs are seeking, among other things, compensatory damages.

On January 4, 2024, the Defendants were named in a class action complaint filed in the United States District Court for the Central District of California alleging violations of Sections 11 and 15 of the Securities Act of 1933, as amended, as well as violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Rick Green and Evgenia Nikitina v. Maison Solutions Inc., et. al., Case No. 2:24-cv-00063).   As relief, the plaintiffs are seeking, among other things, compensatory damages.

The Company and Defendants believe the allegations in both complaints are without merit and intend to defend each suit vigorously.

In May 2020, Maison El Monte was named as a co-defendant in a complaint filed by a consumer advocacy group alleging violations of a California health and safety regulation. The case is pending in the Superior Court of the State of California, and as such, the Company has not made any accruals of possible loss for the year ended April 30, 2023 and for the period ended January 31, 2024 related to this case.

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

JANUARY 31, 2024 (UNAUDITED) AND APRIL 30, 2023

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

The following condensed unaudited pro forma consolidated results of operations for the Company for the nine months ended January 31, 2023 present the results of operations of the Company and Maison Monterey Park as if the acquisitions occurred on May 1, 2022, respectively.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Nine Months Ended January 31, 2023
(Unaudited)
Revenue	$44,038,436
Operating costs and expenses	43,633,975
Income from operations	404,461
Other income	1,337,288
Income tax expense	(286,445)
Net income	$1,455,304

19. Subsequent Event

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following major subsequent events that need to be disclosed: On August 22, 2023, the Company entered a Letter of Intent for acquiring 100% ownership of Lee Lee Oriental Supermart (“Lee Lee”) for approximately $22.4 million. Lee Lee is engaged in supermarket business in Arizona. The acquisition is in the final stage of closing.

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

Overview

We are a fast-growing, specialty grocery retailer offering traditional Asian food and merchandise to modern U.S. consumers, in particular to members of Asian-American communities. We are committed to providing Asian fresh produce, meat, seafood, and other daily necessities in a manner that caters to traditional Asian-American family values and cultural norms, while also accounting for the new and faster-paced lifestyle of younger generations and the diverse makeup of the communities in which we operate. To achieve this, we are developing a center-satellite stores network. Since our formation in July 2019, we have acquired equity interests in four (4) traditional Asian supermarkets in Los Angeles, California. Since April 30, 2022, we have been operating these supermarkets as center stores. The center stores target traditional Asian-American, family-oriented customers with a variety of meat, fresh produce and other merchandise, while additionally stocking items which appeal to the broader community. We are operating these traditional Asian-American, family-oriented supermarkets with our management’s deep cultural understanding of our consumers’ unique consumption habits. In addition to the traditional supermarkets, on December 31, 2021, we acquired a 10% equity interest in a new grocery store located in Alhambra, California, a young and active community (the “Alhambra Store”). The Alhambra store is 100% owned by Mrs. Grace Xu, the spouse of Mr. John Xu, our chief executive officer (“CEO”), Chairman and President. We intend to acquire the remaining 90% equity interest in the Alhambra Store with a portion of the net proceeds from our initial public offering. Our intention is that the Alhambra Store will serve as our first satellite store. The investment in the Alhambra Store is considered a related party transaction because Mrs. Xu is the spouse of Mr. Xu, our CEO, Chairman and President. Please refer to “Certain Relationships and Related Party Transactions” for further explanation. In May 2021, the Company acquired 10% of the equity interests in Dai Cheong, a wholesale business which mainly supplies foods and groceries imported from Asia, which is owned by John Xu, our CEO, Chairman and President. We intend to acquire the controlling ownership of Dai Cheong with a portion of the net proceeds of our initial public offering. By adding Dai Cheong to our portfolio, we will take the first step toward creating a vertically integrated supply-retail structure. Having an importer as a part of our portfolio will allow us the opportunity to offer a wider variety of products and to reap the benefits of preferred wholesale pricing. On June 27, 2023, we invested $1,440,000 for 40% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”), a supermarket in the city of Arcadia, California, to further expands our footprint to new neighborhood. On December 6, 2023, we invested additional $360,000 for another 10% equity interest in HKGF Arcadia.

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

Key Factors that Affect Operating Results

Inflation

The inflation rate for the United States was 3.1% for the nine months ended January 31, 2024, 4.9% for the year ended April 30, 2023 and 8.3% for the year ended April 30, 2022 according to Bureau of Labor Statistics. Inflation increased our purchase costs, occupancy costs, and payroll costs. To offset inflationary pressures for the nine months ended January 31, 2024, we have increased our products’ selling price to cover these increased costs.

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

Payroll

As of January 31, 2024, we had approximately 175 employees. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, in California, the minimum wage rose from $13 to $14 per hour from 2020 to 2021 and increased to $15.50 per hour in 2023. According to the California Department of Industrial Relations, the minimum hourly wage in California will increase to $16 on January 1, 2024. Our payroll and payroll tax expenses were $1.8 million and $2.2 million for the three months ended January 31, 2024 and 2023, respectively. Our payroll and payroll tax expenses were $5.2 million and $5.0 million for the nine months ended January 31, 2024 and 2023, respectively.

Vendor and Supply Management

Maison believes that a centralized and efficient vendor and supply management system is the key to profitability. Maison has major vendors, including Drop in The Ocean, Inc., ONCO Food Corp., GF Distribution, Inc., and XHJC Holding Inc. For the three months ended January 31, 2024, two suppliers accounted for 25%, and 16% of the Company’s total purchases, respectively. For the three months ended January 31, 2023, three suppliers accounted for 46%, 27% and 25% of the Company’s total purchases, respectively. For the nine months ended January 31, 2024, three suppliers accounted for 30%, 18% and 9% of the Company’s total purchases, respectively. For the nine months ended January 31, 2023, three suppliers accounted for 20%, 18% and 18% of the Company’s total purchases, respectively. Maison believes that its centralized vendor management enhances its negotiating power and improves its ability to manage vendor payables.

Store Maintenance and Renovation

From time to time, Maison conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline in customer volume. Significant maintenance or renovation would affect our operations and operating results. Meanwhile, improving the store environment can also attract more customers and lead to an increase in sales. Maison focused on improving stores for the three and nine months ended January 31, 2024 and 2023. We spent $0.35 million for the three months ended January 31, 2024 for repairs and maintenance and supermarket renovation, an increase of $0.29 million compared to $55,338 for the three months ended January 31, 2023. We spent $0.44 million for the nine months ended January 31, 2024 for repairs and maintenance and supermarket renovation, an increase of $0.25 million compared to $196,980 for the nine months ended January 31, 2023.

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

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on historical data and management’s estimates and provided a reserve for inventory shrinkage for the three and nine months ended January 31, 2024 and 2023.

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

The Company’s contract liability related to gift cards was $308,326 and $449,334 as of January 31, 2024 and April 30, 2023, respectively.

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

Results of Operations for the Three Months Ended January 31, 2024 and 2023

	Three Months ended January 31,
	2024	2023	Change	Percentage Change
Net revenues	$13,598,479	$15,637,095	$(2,038,616)	(13.0)%
Cost of revenues	10,410,684	11,626,723	(1,216,039)	(10.5)%
Gross profit	3,187,795	4,010,372	(822,577)	(20.5)%
Operating expenses
Selling expenses	2,438,846	2,664,054	(225,208)	(8.5)%
General and administrative expenses	1,056,118	1,394,570	(338,452)	(24.3)%
Total operating expenses	3,494,964	4,058,624	(563,660)	(13.9)%
Loss from operations	(307,169)	(48,252)	(258,917)	536.6%
Other income (loss), net	(50,306)	1,277,741	(1,328,047)	(103.9)%
Interest income (expense)	(19,425)	76,052	(95,477)	(125.5)%
Income (loss) before income taxes	(376,900)	1,305,541	(1,682,441)	(128.9)%
Income tax provisions	158,656	99,070	59,586	60.1%
Net income (loss)	(535,556)	1,206,471	(1,742,027)	(144.4)%
Net income attributable to noncontrolling interests	13,398	217,997	(204,599)	(93.9)%
Net income (loss) attributable to Maison Solutions Inc.	$(548,954)	$988,474	$(1,537,428)	(155.5)%

Revenues

	Three Months ended January 31,
	2024	2023	Change	Percentage Change
Perishables	$7,243,469	$8,701,876	$(1,458,407)	(16.8)%
Non-perishables	6,355,010	6,935,219	(580,209)	(8.4)%
Net revenue	$13,598,479	$15,637,095	$(2,038,616)	(13.0)%

Our net revenues were approximately $13.6 million for the three months ended January 31, 2024, a decrease of approximately $2.0 million or 13.0%, from approximately $15.6 million for the three months ended January 31, 2023. The decrease in net revenues was mainly due to increased competition from two newly opened Asian supermarkets near Maison San Gabriel, effect from ending of certain Covid-9 pandemic-era relief programs in fall such as losing access to foods stamps due to resume of work requirement for food stamps, as well as temporary slow-down of Maison El Monte store due to renovation. We spent $0.3 million for Maison El Monte store renovation in the three months ended January 31 ,2024.

Cost of Revenues

	Three Months ended January 31,
	2024	2023	Change	Percentage Change
Total cost of revenues	$10,410,684	$11,626,723	$(1,216,039)	(10.5)%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut. The cost of revenues decreased by approximately $1.2 million, from $11.6 million for three months ended January 31, 2023, to approximately $10.4 million for the three months ended January 31, 2024. The decrease in the cost of revenue was due to the decreased sales and decreased freight costs from the supermarkets.

Gross Profit and Gross Margin

	Three Months ended January 31,
	2024	2023	Change	Percentage Change
Gross Profit	$3,187,795	$4,010,372	$(822,577)	20.5%
Gross Margin	23.4%	25.6%		(2.2)%

Gross profit was approximately $3.2 million and $4.0 million for the three months ended January 31, 2024 and 2023, respectively. Gross margin was 23.4 % and 25.6% for the three months ended January 31, 2024 and 2023, respectively. Our supermarkets’ sales profit margins decreased by 2.2% for the three months ended January 31, 2024 compared to the three months ended January 31, 2023, which was mainly due to increased competition from nearby newly opened two Asian supermarkets, and increased inventory costs due to high inflation of consumer products. We increased the selling price of some our products, however, due to increased competition, the overall selling price increase ratio for our products was less than the purchase price of our products.

Total Operating Expenses

	Three Months ended January 31,
	2024	2023	Change	Percentage Change
Selling Expense	$2,438,846	$2,664,054	$(225,208)	(8.5)%
General and Administrative Expense	1,056,116	1,394,570	(338,452)	(24.3)%
Total Operating Expense	$3,494,964	$4,058,624	$(563,660)	(13.9)%
Percentage of revenue	25.7%	26.0%		(0.3)%

Total operating expenses were approximately $3.5 million for the three months ended January 31, 2024, a decrease of approximately $0.6 million, compared to approximately $4.1 million for the three months ended January 31, 2023. Total operating expenses as a percentage of revenues were 25.7 % and 26.0% for the three months ended January 31, 2024 and 2023, respectively. The decrease in operating expense was mainly due to the decreased selling expenses and decreased general and administrative expenses. The decrease in general and administrative expenses was mainly from decreased professional fees, by $448,460 in the three months ended January 31, 2024, as compared to the three months ended January 31, 2023. The decreased general and administrative expenses was partially offset by increased amortization expense and office expenses. Amortization expense increased by $59,840 which was for two new systems we purchased for our store operation improvement and future business acquisition, and office expense increased by $31,800 in the three months ended January 31, 2024, as compared to the three months ended January 31, 2023.

The decrease in selling expenses during the three months ended January 31, 2024 was primarily due to decreased marketing expense.

Other Income (Expenses), Net

Other expense was $50,306 for the three months ended January 31, 2024 and $1,277,741 for the three months ended January 31, 2023. For the three months ended January 31, 2024, other expenses mainly consisted of investment loss of $51,204 from HKGF Arcadia, which was partially offset by other income of $898. For the three months ended January 31, 2023, other income mainly consisted of $1.3 million employee retention credit (“ERC”) received in January 2023. The ERC is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

Interest Income (Expense), Net

Interest expense was $19,425 for the three months ended January 31, 2024, an increase of $95,477, from interest income of $76,052 for the three months ended January 31, 2023. The interest expense was for the SBA Loans and the AFNB Loans. The interest income in the three months ended January 31, 2023 was from the loan receivables from Drop in the Ocean, Inc, which was repaid in full as of January 31, 2023.

Income Taxes Provisions

Income tax expense was $158,656 for the three months ended January 31, 2024, an increase of $59,586, from income taxes expense of $99,070 for the three months ended January 31, 2023. The increase was mainly due to increased taxable income from our supermarket operations for the three months ended January 31, 2024 despite we had increased taxable loss from our parent company.

Net Income (Loss)

Net loss attributable to the Company was $548,954 for the three months ended January 31, 2024, a decrease of $1,537,428, or 155.5%, from a $988,474 net income attributable to the Company for the three months ended January 31, 2023. This was mainly attributable to the reasons discussed above, which included an approximately $822,577 decrease in gross profit, increased non-operating expenses of approximately $1.4 million and increased income tax expense of $59,586, but partly offset by decreased operating expenses by $563,660.

Results of Operations for the Nine Months Ended January 31, 2024 and 2023

	Nine Months ended January 31,
	2024	2023	Change	Percentage Change
Net revenues	$41,116,998	$41,215,255	$(98,257)	(0.2)%
Cost of revenues	31,699,886	31,815,554	(115,668)	(0.4)%
Gross profit	9,417,112	9,399,701	17,411	0.2%
Operating expenses
Selling expenses	6,984,543	6,670,088	314,455	4.7%
General and administrative expenses	2,702,660	2,649,419	53,241	2.0%
Total operating expenses	9,687,203	9,319,507	367,696	3.9%
Income (loss) from operations	(270,091)	80,194	(350,285)	(436.8)%
Other income, net	319,967	1,321,533	(1,001,566)	(75.8)%
Interest income (expense)	(95,956)	15,705	(111,661)	(711.0)%
Income (loss) before income taxes	(46,080)	1,417,432	(1,463,512)	(103,3)%
Income tax provisions	424,722	189,151	235,571	124.5%
Net income (loss)	(470,802)	1,228,281	(1,699,083)	(138.3)%
Net income attributable to noncontrolling interests	91,626	307,655	(216,029)	(70.2)%
Net income (loss) attributable to Maison Solutions Inc.	$(562,428)	$920,626	$1,483,054	(161.1)%

Revenues

	Nine Months ended January 31,
	2024	2023	Change	Percentage Change
Perishables	$22,438,157	$23,069,855	$(631,698)	(2.7)%
Non-perishables	18,678,841	18,145,400	533,441	2.9%
Net revenue	$41,116,998	$41,215,255	$(98,257)	(0.2)%

Our net revenues were approximately $41.1 million for the nine months ended January 31, 2024, a slight decrease of approximately $98,257 or 0.2%, from approximately $41.2 million for the nine months ended January 31, 2023. The decrease in net revenues was mainly due to increased competition from two newly opened Asian supermarkets near Maison San Gabriel, and temporary slow-down of Maison El Monte store due to store renovation.

Cost of Revenues

	Nine Months ended January 31,
	2024	2023	Change	Percentage Change
Total cost of revenues	$31,699, 886	$31,815,554	$(115,668)	(0.4)%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut. The cost of revenues decreased by $115,668, from $31.8 million for the nine months ended January 31, 2023, to approximately $31.7 million for the nine months ended January 31, 2024. The slight decrease in cost of revenues was mainly due to slight decrease in our revenue.

Gross Profit and Gross Margin

	Nine Months ended January 31,
	2024	2023	Change	Percentage Change
Gross Profit	$9,417,112	$9,399,701	$17,411	0.2%
Gross Margin	22.9%	22.8%		0.1%

Gross profit was approximately $9.4 million and $9.4 million for the nine months ended January 31, 2024 and 2023, respectively. Gross margin was 22.9% and 22.8% for the nine months ended January 31, 2024 and 2023, respectively. Our supermarkets’ sales profit margins slightly increased by 0.1% for the nine months ended January 31, 2024 compared to the nine months ended January 31, 2023, which was within normal range of our profit margin.

Total Operating Expenses

	Nine Months ended January 31,
	2024	2023	Change	Percentage Change
Selling Expense	$6,984,543	$6,670,088	$314,455	4.7%
General and Administrative Expense	2,702,660	2,649,419	53,241	2.0%
Total Operating Expense	$9,687,203	$9,319,507	$367,696	3.9%
Percentage of revenue	23.6%	22.6%		1.0%

Total operating expenses were approximately $9.7 million for the nine months ended January 31, 2024, an increase of approximately $0.4 million, compared to approximately $9.3 million for the nine months ended January 31, 2023. Total operating expenses as a percentage of revenues were 23.6% and 22.6% for the nine months ended January 31, 2024 and 2023, respectively. The increase in operating expenses was primarily attributable to the increase in selling expenses, which included the increase in payroll expense, utility expense, merchant service charges. Payroll expense increased by $127,220 in the nine months ended January 31, 2024, as compared to the nine months ended January 31, 2023 due to the increase of hourly rate. Utility expense increased by $83,110 in the nine months ended January 31, 2024, as compared to the nine months ended January 31, 2023. Merchant eservice charges increased by $140,130 in the nine months ended January 31, 2024, as compared to the nine months ended January 31, 2023 due to increased sales from Maison Monterey Park store.

The increase in general and administrative expenses during the nine months ended January 31, 2024 was primarily due to increased office expenses of approximately $150,000, increased amortization expense of $54,830, increase insurance expense of $68,540, increased meal and entertainment expense of $45,430.

Other Income, Net

Other income was $319,967 for the nine months ended January 31, 2024 and $1,321,533 for the nine months ended January 31, 2023. The decrease in other income was mainly attributable to the employee retention credit (“ERC”) we received in January 2023 (nil for the nine months ended January 31, 2024), which was partially offset by investment loss of $63,982 from HKGF Arcadia store.

Interest Income (Expense), Net

Interest expense was $95,956 for the nine months ended January 31, 2024, a decrease of $111,661, from interest income of $15,705 for the nine months ended January 31, 2023. The interest expense was for the SBA Loans and the AFNB Loans.

Income Taxes Provisions

Income tax expense was $424,722 for the nine months ended January 31, 2024, an increase of $235,571, from income taxes expense of $189,151 for the nine months ended January 31, 2023. The increase was mainly due to increased taxable income from our stores for the nine months ended January 31, 2024 compared to the nine months ended January 31, 2023, despite we had significant taxable loss for our parent company.

Net Loss

Net loss attributable to the Company was $562,428 for the nine months ended January 31, 2024, a decrease of $1,483,054, or 161.1%, from a $920,626 net income attributable to the Company for the nine months ended January 31, 2023. This was mainly attributable to the reasons discussed above, which included a decrease in other income of approximately $1.1 million, and increased operating expenses of approximately $0.4 million, and increased income tax expense of approximately $0.2 million.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended January 31, 2024 Compared to the Nine Months Ended January 31, 2023

As of January 31, 2024, we had cash, cash equivalents and restricted cash of approximately $9.4 million. We had net loss attributable to us of $562,428 for the nine months ended January 31, 2024 and had a working capital of approximately $8.0 million as of January 31, 2024. As of January 31, 2024, the Company had outstanding loan facilities of approximately $57,369 due to American First National Bank, a National Banking Association (“American First National Bank”), and approximately $2.58 million due to the SBA. The covenants of the loans of American First National Bank require that, so long as the loan agreements remain in effect, each borrower must maintain a ratio of debt service coverage within 1.3 to 1.0. This coverage ratio is evaluated as of the end of each fiscal year. As of April 30, 2022, the coverage ratio for Maison Monrovia was 1.01 and the coverage ratio for Maison San Gabriel was 2.00. The Company reported this situation to American First National Bank and there was no change on the note’s term up to the date the Company issued these consolidated financial statements. However, due to the violation of a covenant as of April 30, 2022, the Company reclassified the loan balance of $313,278 at April 30, 2022 under Maison Monrovia as current loan payable since then.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. We have funded our working capital, operations and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, government grants, and bank loans. Cash is required to pay purchase costs for inventory, rental expenses, salaries, income taxes, other operating expenses and to repay debts. Our ability to repay our current expenses and obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail grocery industry, the expected collectability of our accounts receivable and the realization of the inventories as of January 31, 2024 and April 30, 2023. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control.

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

To accomplish such expansion plan, we estimate the total related capital investment and expenditures to be approximately $35 million to $40 million, among which approximately $13 million to $16 million will be required within the next 12 months to support our preparation and opening of new stores in Southern and Northern California and acquiring additional supermarkets on the East Coast. This is based on management’s best estimate as of the date of this Report. We will also need approximately $57k  to fully settle our loan from American First National Bank.

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

The following table summarizes our cash flow data for the nine months ended January 31, 2024 and 2023.

	Nine Months ended January 31,
	2024	2023
Net cash provided by (used in) operating activities	$(887,439)	$364,225
Net cash provided by (used in) investing activities	(5,142,083)	1,886,085
Net cash provided by financing activities	12,866,382	(641,396)
Net change in cash and restricted cash	$6,836,860	$1,608,914

Operating Activities

Net cash used by operating activities was approximately $0.9 million for the nine months ended January 31, 2024, which mainly comprised of net loss of $470,802 with non-cash adjustment to net income including depreciation expense of $274,476, bad debt reversal of $105,322, provision for inventory shrinkage reversal of $1,088, investment loss from 50% equity investee HKGF Arcadia store of $63,982, and changes in deferred taxes of $6,135. In addition, for the nine months ended January 31, 2024, we had cash outflow from 1) increased outstanding accounts receivable from related parties of $219,260, 2) increased inventories on hand of $40,147, 3) increased outstanding accounts receivables of $440,985, 4) payment for accounts payable of $1,451,371, and 5) a decrease to contract liabilities of $141,009.

The net cash used by operating activities for the nine months ended January 31, 2024 was mainly offset by increased cash inflow from 1) prepayments of $1,065,243, 2) decrease to outstanding other receivables and other current assets of $124,182, 3) an increase of operating lease liabilities of $227,728, 4) an increase of taxes payables of $108,247, and 5) an increase of accounts payable to related parties of $128,599.

Net cash provided by operating activities was approximately $0.4 million for the nine months ended January 31, 2023 and was mainly comprised of net income of approximately $1.2 million, add-back of non-cash depreciation and amortization expense of approximately $0.3 million; provision for inventory shrinkage reserve of $29,479; payment collected from accounts receivable from related parties of $85,981; decrease of inventories of approximately $0.2 million; decrease of prepayments of approximately $0.7 million; increase of outstanding accounts payable from related parties of $94,193, and an increase of outstanding taxes payable of approximately $0.2 million.

The net cash provided by operating activities was mainly offset by an increase of outstanding accounts receivable of approximately $0.9 million for the nine months ended January 31, 2023; increase of outstanding other receivables and other current assets of approximately $0.2 million; increased payment for accounts payable of $1.3 million; increased payment for accrued liability and other payables of $0.2 million; and increased payment for contract liabilities of $0.1 million.

We had a net loss of $470,802 for the nine months ended January 31, 2024, a decrease of $1,699,083 compared with a net income of $1,228,281 for the nine months ended January 31, 2023. Our cash outflow of $887,439 for the nine months ended January 31, 2024 represented an increase of $1,251,664 cash outflow, compared with a $364,225 cash inflow in the nine months ended January 31, 2023. The increased net cash outflow for the nine months ended January 31, 2024 was mainly due to increased cash outflow from accounts payable of $160,830, increased cash outflow from accounts receivable from related parties of $305,241, increased cash outflow from inventories on hand of $282,707, which were partially offset by decreased cash outflow from outstanding accounts receivable of $439,967, increased cash inflow from prepayments of $362,220, increased cash inflow from other receivables and other current assets of $362,657, and decreased cash outflow from payments for accrued expenses and other payables of $147,350.

Investing Activities

Net cash used in investing activities was approximately $5.1 million for the nine months ended January 31, 2024, which mainly consisted of store renovation and purchase of equipment of $317,083, payment of intangible assets of $2.95 million, payment for investment into TMA Liquor Inc of $75,000, and payment for 50% investment into Good Fortune Arcadia supermarket of approximately $1.8 million.

Net cash provided by investing activities was approximately $1.9 million for the nine months ended January 31, 2023, which mainly consisted of loan repayment from third parties of approximately $4.4 million, which was partially offset with the purchase of equipment of $24,185, and payment for acquisition of subsidiary Maison Monterey Park of $2.5 million.

Financing Activities

Net cash provided by financing activities was approximately $12.9 million for the nine months ended January 31, 2024, which mainly consisted of net proceeds from issuance of common stock of approximately $13.3 million, which was partially offset by repayment on loans payable of approximately $0.3 million, and repayment for a note payable of $150,000.

Net cash used in financing activities was approximately $0.6 million for the nine months ended January 31, 2023, which mainly consisted of bank overdraft of $281,941, repayment on loan payable of $261,923, payments on other receivables from related parties of $62,932, and repayment to other payables of related parties of $34,600.

Debt

American First National Bank — a National Banking Association

On March 2, 2017, Good Fortune Supermarket of Monrovia, LP entered into a $1.0 million Business Loan Agreement with American First National Bank, with a maturity date on March 2, 2024. On March 2, 2017, Good Fortune Supermarket of San Gabriel, LP, entered into a $1.0 million Business Loan Agreement with American First National Bank, with and maturity date on March 2, 2024. The interest rate for these two loans is subject to change from time to time based on changes in an independent index which is the Wall Street Journal US prime as published in the Wall Street Journal Money Rate Section. The annual interest rate for the AFNB Loans was ranging from 4.5% to 7.75% for the nine months ended January 31, 2023, and was 7.75% for the nine months ended January 31, 2024. The covenant of the loans required that, so long as the loan agreements remains in effect, the borrower will maintain a ratio of debt service coverage within 1.300 to 1.000. This coverage ratio will be evaluated as of the end of each fiscal year. Due to the violation of a covenant as of April 30, 2022, the Company reclassified the loan balance of $313,278 at April 30, 2022 under Good Fortune Supermarket of Monrovia, LP as current loan payable since then.

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

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of January 31, 2024:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	Thereafter
American First National Bank, a National Banking Association	$57,369	$57,369	$—	$—	$—
U.S. Small Business Administration	2,577,247	64,573	135,605	144,774	2,232,295
Operating Lease Obligations and others	23,160,244	1,850,310	4,143,190	3,701,880	13,464,864
	$25,794,860	$1,972,252	$4,278,795	$3,846,654	$15,697,159

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

On January 2, 2024, the Company and our executive officers and directors, as well as Joseph Stone Capital LLC, and AC Sunshine Securities LLC, the underwriters in the Company’s initial public offering (together, the “Defendants”), were named in a class action complaint filed in the Supreme Court of the State of New York alleging violations of Sections 11 and 15 of the Securities Act of 1933, as amended (Ilsan Kim v. Maison Solutions Inc., et. al, Index No. 150024/2024). As relief, the plaintiffs are seeking, among other things, compensatory damages.

On January 4, 2024, the Defendants were named in a class action complaint filed in the United States District Court for the Central District of California alleging violations of Sections 11 and 15 of the Securities Act of 1933, as amended, as well as violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Rick Green and Evgenia Nikitina v. Maison Solutions Inc., et. al., Case No. 2:24-cv-00063).   As relief, the plaintiffs are seeking, among other things, compensatory damages.

The Company and Defendants believe the allegations in both complaints are without merit and intend to defend each suit vigorously.

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

In May 2020, Maison El Monte was named as a co-defendant in a complaint filed by a consumer advocacy group alleging violations of a California health and safety regulation. The case is pending in the Superior Court of the State of California, and as such, the Company has not made any accruals of possible loss for the year ended April 30, 2023 and for the period ended January 31, 2024 related to this case.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on this evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2024.

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

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended January 31, 2024.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain effective internal control over financial reporting as of the three and nine-month period ended January 31, 2024, due to the existence of the following material weakness identified by management, as related to: (i) insufficient full-time employees with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP and address complex accounting issues under U.S. GAAP; (ii) the lack of timely related party transaction monitoring and the failure to keep a related party list and keep records of related party transactions on a regular basis; (iii) the failure to keep an up-to-date perpetual inventory control system or timely perform company-wide inventory count at or near its fiscal year-end date. Specifically, maintaining records for inbound warehouse purchases or have specialized personnel to scan goods into the warehouse on a timely basis; (iv) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned; (v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management; and (vi) accounting personnel have the ability in the accounting system to prepare, review, and post the same accounting journal entry.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found in Note 17 — “Commitments and Contingencies” to the consolidated financial Statements included in this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company. However, as of the date of this Report, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended April 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 24, 2023).
10.2	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 24, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAISON SOLUTIONS INC.

Date: March 18, 2024	By:	/s/ John Xu
	Name:	John Xu
	Title:	Chief Executive Officer, Chairman and President
(Principal Executive Officer)

Date: March 18, 2024	By:	/s/ Alexandria M. Lopez
	Name:	Alexandria M. Lopez
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)