Form 10-K
period 2024-04-30
Maison Solutions Inc.
filed 2024-08-13
CIK 1892292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ______ to ______

Commission File Number: 001-41720

Maison Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-2498797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

127 N Garfield Avenue Monterey Park, California	91754
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (626) 737-5888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	MSS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $14,896,000 based on the closing price of the registrant’s Class A common stock on that date.

As of August 6, 2024, the number of shares of the registrant’s Class A common stock, $0.0001 par value, outstanding was 17,450,476 shares.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” in this Annual Report on Form 10-K. Some of these principal risks include the following:

Risks Related to Our Business

●	There is no guarantee that our center-satellite model (as discussed in further detail below) will succeed.

●	We may not be able to successfully implement our growth strategy on a timely basis or at all. Additionally, new stores may place a greater burden on our existing resources and adversely affect our existing business.

●	The terms of our debt financing arrangements may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

●	There is no guarantee that our partnership with JD will be successful.

●	Our new store base, or stores opened or acquired in the future may negatively impact our financial results in the short-term, and may not achieve sales and operating levels consistent with our mature store base on a timely basis or at all and may negatively impact our business and financial results.

●	Because we have entered into a significant number of related party transactions through the course of our routine business operations, there is a risk of conflicts of interest involving our management, and that such transactions may not reflect terms that would be available from unaffiliated third parties.

Risks Related to Our Industry

●	We face competition in our industry, and our failure to compete successfully may have an adverse effect on our profitability and operating results.

●	Our inability to maintain or improve levels of comparable store sales could cause our stock price to decline.

●	Economic conditions that impact consumer spending could materially affect our business.

●	Our inability to maintain or increase our operating margins could adversely affect the price of our Class A common stock.

●	We may be unable to protect or maintain our intellectual property, including HK Good Fortune, which could result in customer confusion and adversely affect our business.

●	Our success depends upon our ability to source and market new products to meet our high standards and customer preferences and our ability to offer our customers an aesthetically pleasing shopping environment.

●	Our stores rely heavily on sales of perishable products. Ordering errors or product supply disruptions may have an adverse effect on our profitability and operating results.

●	Products we sell could cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation.

●	We may experience negative effects to our reputation from real or perceived quality or health issues with our food products, which could have an adverse effect on our operating results.

●	The current geographic concentration of our stores creates an exposure to local economies, regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our financial condition and results of operations.

●	Energy costs are an increasingly significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability.

●	If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business.

●	Disruption of any significant supplier relationship could negatively affect our business.

●	Our high level of fixed lease obligations could adversely affect our financial performance.

●	If we are unable to renew or replace current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases is terminated prior to expiration of its stated term, and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

●	We have engaged, and are likely to continue to engage, in certain transactions with related parties. These transactions are not negotiated on an arms’ length basis.

●	Failure to sustain customer growth or failure to maintain customer relationships, could materially and adversely affect our business and operating results.

●	Failure to retain our senior management and other key personnel could negatively affect our business.

●	We will require significant additional capital to fund our expanding business, which may not be available to us on satisfactory terms or at all, and even if it is available, failure to use our capital efficiently could have an adverse effect on our profitability.

Risks Related to Regulatory Compliance and Legal Matters

●	Changes in and enforcement of immigration laws could increase our costs and adversely affect our ability to attract and retain qualified store-level employees.

●	Changes in U.S. trade policies could have a material adverse impact on our business.

●	We, as well as our vendors, are subject to numerous federal, and local laws and regulations. Our compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, raise regulatory enforcement risks not present in the past, or otherwise adversely affect our business, results of operations and financial condition.

Risks Related to Ownership of Our Class A Common Stock

●	The market for our Class A common stock is new, and we cannot assure you that an active trading market will develop for our Class A common stock.

●	Future sales, or the perception of future sales, of our Class A common stock may depress the price of our Class A common stock.

●	We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

●	Our management has limited experience managing a public company and our current resources may not be sufficient to fulfill our public company obligations.

●	Our CEO, John Xu, has substantial control over us and has the ability to control the election of directors and other matters submitted to stockholders for approval, which limits your ability to influence corporate matters and may result in actions that you do not believe to be in our interests or your interests.

●	We do not intend to pay cash dividends on our Class A common stock and, as a result, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.

●	If securities or industry analysts do not publish or cease publishing research or reports about our business or our market, or if they adversely change their recommendations regarding our Class A common stock or if our operating results do not meet their expectations, our stock price and/or trading volume could decline.

●	Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance. Fluctuations in our quarterly financial results could affect our stock price in the future.

●	Sales, or the perception of sales, of shares of our Class A common stock in the public market could adversely affect the market price of our Class A common stock and our ability to raise additional equity capital.

●	If we are unable to continue to meet the Nasdaq Capital market rules for continued listing, our Class A common stock could be delisted.

●	An investment in our Company may involve tax implications, and you are encouraged to consult your own tax and other advisors, as neither we nor any related party is offering any tax assurances or guidance regarding our Company or your investment.

●	If we do not appropriately maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results and the market price of our securities may be adversely affected.

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, “we,” “us,” “our,” “Maison,” “the Company” or “our Company” refer to Maison Solutions Inc., a Delaware corporation, except where the context requires otherwise. Because our acquisition of Lee Lee (as defined below) was completed on April 8, 2024, shortly before our fiscal year-end, the description of our business throughout this Item 1 does not include a description of Lee Lee unless specifically referenced herein.

Our Company

We are a fast-growing, specialty grocery retailer offering traditional Asian food and merchandise to modern U.S. consumers, in particular to the members of Asian-American communities. We are committed to providing Asian fresh produce, meat, seafood, and other daily necessities in a manner that caters to traditional Asian-American family values and cultural norms, while also accounting for the new and faster-paced lifestyle of younger generations and the diverse communities in which we operate. To achieve this, we are developing a center-satellite stores network. Since our formation in July 2019, we have acquired equity interests in four traditional Asian supermarkets in Los Angeles, California and three traditional Asian supermarkets in the greater Phoenix and Tucson, Arizona metro areas. We have been operating these seven supermarkets as center stores, which we define as a full service store, similar to a traditional supermarket or grocery store covering a metro area, but with its own storage space to be used as a warehouse to distribute products to the satellite stores. The center stores target traditional Asian-American family-oriented customers with a variety of meat, fresh produce and other merchandise, while additionally stocking items which appeal to the broader community. Our management’s deep cultural understanding of our consumers’ unique consumption habits drives the operation of these traditional supermarkets.

In addition to our traditional supermarkets, in December 2021, we acquired a 10% equity interest in a new grocery store in a young and active community in Alhambra, California (the “Alhambra Store”). We acquired our interest in the Alhambra Store from Grace Xu, the spouse of John Xu, our chief executive officer. We intend to acquire the remaining 90% equity interest in the Alhambra Store. Our intention is that the Alhambra Store will serve as our first satellite store. The satellite stores in our network will be designed to penetrate local communities and neighborhoods with larger and growing concentrations of younger customers.

Our merchandise includes fresh and unique produce, meats, seafood and other groceries that are not found in mainstream supermarkets, including a variety of Asian vegetables and fruits such as Chinese broccoli, bitter melon, winter gourd, Shanghai baby bok choy, longan and lychee; a variety of live seafood such as shrimp, clams, lobster, geoduck, and Alaska king crab; and Chinese specialty groceries like soy sauce, sesame oil, oyster sauce, bean sprouts, Sriracha, tofu, noodles and dried fish. With an in-house logistics team and strong relationships with local and regional farms, we are capable of offering high-quality specialty perishables at competitive prices.

Our customers have diverse shopping habits based on, among other factors, their age and lifestyle. Along with creating an exciting and attractive in-store shopping experience, customers can choose to place orders on a third-party mobile app “Freshdeals24”, and an applet integrated into WeChat for either home delivery or in-store pickups offering our customers the option of a 100% cashier-less shopping experience. Our flexible shopping options are designed to provide customers with convenience and flexibility that best match their lifestyles and personal preferences. We are working closely with JD.com to improve and update our online apps to continue to specifically target and attract a wider variety of our customer base.

While our main focus is on targeting Asian-American communities and catering to both established Asian-American family values and the shifting needs of the younger generations, we also plan to opportunistically address other demographics and populations.

The success of our business is supported by a strong core team that brings deep knowledge and experience in supermarket operations, supply chain, warehouse management and logistics as well as e-commerce. The core team members all come from leading market players such as Freshippo (known as “Hema Shengxian” in China), Yonghui Superstores, H-Mart and other similar industry leading supermarket retailers.

We are exploring multi-channel solutions to customers by leveraging our strategic partnership with JD.com, a leading online retail business in China. See “Multi-channel Initiatives” and “Partnership with JD.com” in this section.

Market Opportunities

Emerging Trends in the Asian-American Grocery Market

Whether by using technology to streamline supply chains, unlocking the power of social media to influence shoppers, or adapting store designs to meet changing consumer behavior, the Asian-American grocery market is finding new ways to boost sales.

As grocers continue to battle for supremacy, catering to a wide variety of customers and consumer demands will be a key area of focus. According to New York Times, from 1990 to 2020, the U.S. Asian population increased from 6.6 million to 20 million people, representing a 203% increase. Asians are now the fastest growing of the nation’s four largest racial and ethnic groups based on the U.S. Census Bureau, 2022 American Community Survey (the “2022 Census”). In addition to the population increase, the median household income of people of Asian descent also exceeds the overall U.S. population’s median household income according to the 2022 Census.

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

Lead the Charge with Online Sales

While e-commerce only accounted for 7.4% of all U.S. grocery sales in 2020 according to the U.S. Food and Drug Administration, the Asian grocery market has been quick to make the most of online retail channels.

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

●	In July 2019, the Company acquired 91% of the equity interests in Maison San Gabriel and 85.25% of the equity interests in Maison Monrovia, each of which owns a HK Good Fortune Supermarket in San Gabriel, California and Monrovia, California, respectively.

●	In October 2019, the Company acquired 91.67% of the equity interests in Maison El Monte, which owns a Hong Kong Supermarket in El Monte, California.

●	In May 2021, the Company acquired 10% of the equity interests in Dai Cheong Trading Company, Inc. (“Dai Cheong”), a wholesale business which mainly supplies foods and groceries imported from Asia, which is 100% owned by Mr. John Xu. This transaction was treated as a related party transaction.

●	In December 2021, the Company acquired 10% of the equity interests in HKGF Market of Alhambra, Inc., a California corporation, and the owner of the Alhambra Store, California from Ms. Grace Xu, spouse of Mr. John Xu, our chief executive officer. This transaction was treated as a related party transaction.

●	On June 30, 2022, the Company acquired 100% of the equity interests of GF Supermarket of MP, Inc. from DNL Management Inc. (51% ownership) and Ms. Grace Xu (49% ownership), spouse of Mr. John Xu, our chief executive officer. This acquisition was treated as a related party transaction.

●	On April 8, 2024, AZLL, LLC, a wholly-owned subsidiary of the Company (“AZLL”), acquired 100% of the equity interests in Lee Lee Oriental Supermart, Inc. (“Lee Lee”), a three-store supermarket chain operating under the name Lee Lee International Supermarkets in the greater Phoenix and Tucson, Arizona metro areas.

Maison was initially authorized to issue 500,000 shares of common stock with a par value of $0.0001 per share. On September 8, 2021, the total number of authorized shares of common stock was increased to 100,000,000 by way of a 200-for-1 stock split, among which, the authorized shares were divided in to 92,000,000 shares of Class A common stock entitled to one (1) vote per share and 3,000,000 shares of Class B common stock entitled to ten (10) votes per share and 5,000,000 shares of preferred stock. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively adjusted to reflect (i) the increase of share capital as if the change of share numbers became effective as of the beginning of the first period presented for Maison Group and (ii) the reclassification of all outstanding shares of our common stock beneficially owned by Golden Tree USA Inc. into Class B common stock, which are collectively referred to as the “Reclassification”.

Our Center-Satellite Stores Model

Our seven traditional retail supermarkets are set up and operated as center stores. We intend to acquire the remaining 90% equity interest in the Alhambra Store, which we intend to have serve as our first satellite store. The center stores mainly serve traditional family-oriented customers with a variety of fresh produce and daily necessities at competitive prices. The satellite stores in our Center-Satellite store network will be designed to penetrate local communities and neighborhoods with larger populations of younger customers, such as “Millennials” and “Generation Z.”

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

Expected advantages of the Center-Satellite store network:

●	More cost efficient — Satellite stores are smaller with a cultivated selection of products designed to cater to the needs of the specific community. They are easier to maintain and establish and more cost efficient than traditional stores.

●	Higher profit margin expected — Selective products with precision marketing to target a specific customer base leads to higher revenue and profit margins. We expect buyers will be willing to pay higher premiums for quality and convenience.

●	Easier to set up — Because of the smaller size and carefully selected and managed inventory, establishing satellite stores at scale will require less capital and cost compared to that of a traditional store.

●	More flexible — Satellite stores can be flexible in terms of their inventory and set up. Products offered by the satellite stores can vary depending on the location and the targeted customers.

●	Synergies between center stores and satellite stores — One center store can power many satellite stores from a logistics perspective. The overall cost to the supply chain will be lower, and the efficiency will be higher than the traditional store network. The historic sales data of each satellite store will be leveraged to optimize supplies from the center store. Satellite stores can function as the distribution hub to achieve fast delivery and in-store pickup. Deliveries may be made from satellite stores or customers can select to pick up from the closest satellite stores. Either way, the time to hand goods to customers is significantly reduced.

●	More attractive shopping experience — Consumer behavior has changed and young people are more reluctant to spend a lot of time for grocery shopping due to their fast-paced life styles. With more trending products and fast delivery or in-store pickup options, satellite stores are expected to attract young customers, who often shop more spontaneously and focus more on shopping experience rather than needs.

●	Promote our “Group Buy” activities — Group Buy activities are single-day promotions designed to increase the volume of sales of a particular product while providing a discount to the consumers. We believe that because our satellite stores will be designed to target a particular customer base, customer needs or interest will often overlap and offering Group Buy promotions will effectively stimulate sales of targeted products.

●	Extended Customer Reach — We believe that our model of center and satellite stores will allow us to reach a wider base of customers in a more cost-effective manner leading to reduced costs and improved margins.

Illustration of Center-Satellite Store Layout

Shopping Preference by Importance and Urgency

Our Products

Traditional Supermarkets/Center Stores

All of our traditional supermarkets offer perishable and non-perishable items. We put a significant focus on perishable product categories which include vegetables, seafood, fruit and meat. In fiscal years 2024 and 2023, our perishable product categories contributed approximately 54.0% and 56.5%, respectively, to our total net revenue in alignment with the space occupancy of perishables.

●	Vegetables — All our stores receive daily deliveries of vegetables and are required to sell out all vegetables on a three to five day basis. We discount our vegetables after three days, which significantly lowers the storage cost and worn-and-torn rate and improves profitability. In addition, to lower the worn-out rate of green-leaf vegetables, due to customer rummage, we usually pack and sell such vegetables in bags. We also display and sell different kinds of vegetables according to their characteristics. For example, Chinese yams need to be displayed on wood shreds to keep them fresh, while watermelons are typically sold in pieces due to their large size.

●	Fruit — Almost all of our unique fruits are seasonal offerings in which quality and price are decisive to customer traffic during peak season. These fruits are sold at higher unit prices and generally offer higher profit margins. We benefit from our long-standing relationships with farm vendors to stay competitive during peak seasons and enjoy better sourcing price and higher profit margin from fruit sales. We adopt different storage technologies based on characteristics of different fruits and vegetables. All vegetables and fruits are delivered and sold on a three to five day basis, to lower worn rate, lower human cost and keep up the high quality.

●	Meat — Since we can sell more animal body parts than other mainstream grocery stores, the sales we generate from a whole pig, chicken or cow are much higher than those of mainstream groceries, resulting in higher margins on meat and meat products sales. For example, pork liver, intestines and feet, chicken hearts and feet and beef tripe, are all staples of Asian cooking that would not be offered in typical grocery stores allowing us to capture more of the value of a whole animal and leading to an increased margin on the sale of these products. We also cut and package meats for various specific purposes to cater to Asian cooking habits and styles. For example, we slice different kinds of meat specifically for hot pot cooking and then package and freeze them for quick pick-up and easy storage and use by customers. In addition, we sell meats prepared with Asian seasonings, which are ready to cook after purchase. Meats cut for specific purposes or prepared with Asian seasonings generally result in higher margins.

●	Seafood — As an established procedure, our in-house merchants collect live seafood from wharfs and markets at midnight on a daily basis. Purchased seafood is immediately distributed to all retail stores via our in-house cold chain systems in which hibernation technology keeps seafood alive and ensures its freshness and quality. For different species, we maintain different water temperatures and oxygen density in their tanks and containers. Hibernation technology is widely used in the in-house cold-chain system for long distance distribution to best ensure freshness and quality. As with what we do with meats, we fillet fish for specific purposes or preseason the seafood for Asian cooking.

With respect to non-perishables, we have over 13,000 grocery products on our shelves ranging from cooking utensils, canned foods, Chinese and Asian seasonings and spices, to domestic and imported snacks. Many of our imported groceries are sourced from China, Thailand and Taiwan to meet the diverse demand of not only Chinese Americans but targeted customers originating from east and south-east Asia. In the fiscal years ended on April 30, 2024 and 2023, the non-perishable grocery category contributed approximately 45.97% and 43.52%, respectively, to our total net sales and realized a markup of 35.13% and 35.09%, on average, respectively.

The Alhambra Store

In December 2021, we acquired a 10% equity interest in a new grocery store in Alhambra, California from Grace Xu, spouse of John Xu, our chief executive officer (the “Alhambra Store”). We intend to purchase the remaining 90% equity interest in the Alhambra Store and have the Alhambra Store serve as our first satellite store.

We believe, that as an MSSM, the Alhambra Store suits the lifestyle of young customers. MSSMs focus largely on ready-to-eat food and ready-to-cook groceries. The Alhambra Store has a built-in kitchen which offers Asian hot foods under the house brand “Chili Point Land.” Ready-to-cook groceries include frozen food as well as prewashed and pre-cut meats and vegetables.

We believe that the Alhambra has the potential to be a successful satellite store in the Alhambra neighborhood. The city of Alhambra has a population of approximately 83,000, approximately 52% of which is comprised of Asian Americans, according to the 2020 U.S. Census Bureau. A large portion of the consumer base within a three-mile radius of the store is comprised of young students living in apartments and young professionals between the ages of 25 and 44, with annual incomes between $36,000 and $120,000.

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

Lee Lee Oriental Supermart, Inc.

On April 8, 2024, AZLL, LLC, a wholly-owned subsidiary of the Company (“AZLL”), acquired 100% of the equity interests in Lee Lee Oriental Supermart, Inc. (“Lee Lee”) for an aggregate purchase price of approximately $22.2 million, consisting of: (i) $7.0 million in cash paid immediately at the closing of the transaction, and (ii) a senior secured note agreement with an original principal amount of approximately $15.2 million (the “Lee Lee Acquisition”) pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), dated April 4, 2024, by and among AZLL, Meng Truong (“Meng Truong”) and Paulina Truong (“Paulina Truong” and, together with Meng Truong, the “Sellers”). Lee Lee is a three-store supermarket chain operating under the name Lee Lee International Supermarkets in the greater Phoenix and Tucson, Arizona metro areas.

Through the acquisition of Lee Lee, the Company expanded its operations beyond California into the growing Arizona markets. We believe this strategic acquisition promotes further growth for our brand, our mission and our commitment to serving the diverse Asian communities. The Lee Lee International Supermarket brand has cultivated a respected reputation over its nearly three-decade presence and operations in Arizona. With a strong foothold across three cities, Lee Lee has garnered a loyal following and has solidified its position as a trusted destination for diverse communities. We have opted to retain Lee Lee’s brand name for the three acquired stores as a strategic move to maintain the existing, loyal customer base.

With the addition of Lee Lee’s three profitable store locations, our store portfolio was expanded from four to now seven operating stores. We believe the Lee Lee acquisition offers evident synergies, as the three Lee Lee stores cater to the same target demographic and offer similar product lines as our four Hong Kong Good Fortune stores. We intend to implement certain operational improvements, including the enhancement of store operations and supply chain centralization.

For more information on the Lee Lee Acquisition, please see Note 10 — “Note Payable” and Note 18 — “Acquisition of subsidiary” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Store Renovation Program

From time to time, we conduct maintenance and rennovations on our stores to enhance customer shopping experiences and optimize store designs.

In January 2024, we began renovating our HK Good Fortune supermarket in El Monte, California. The renovations to the El Monte store include exterior and interior upgrades as well as product offering adjustments. Additionally, the store will use updated logos and banners, which will be used throughout Maison’s store network, for enhanced brand awareness and consistency. We plan to leverage and deploy our recently purchased software suite for the optimization of store design, layout and shelf display. The software system will also monitor shelf performance to better analyze the popularity and pricing of the store's product offerings. Once the renovations are complete, the El Monte store also will serve as a warehouse-like store with discounts for large and bulk purchases, which we believe will further improve the store's performance.

The El Monte store has remained open for business during these renovations, which are expected to be completed by the end of 2024. We intend to continue to upgrade our stores to provide a more meaningful shopping experience for our customers.

Our Vertical Supply and Distribution Chain

Our business model features a vertically integrated structure covering upstream supply and downstream retail supermarkets. In December 2021, we acquired a 10% equity interest in Dai Cheong, a wholesale business owned by our Chairman and Chief Executive Officer, John Xu, which mainly supplies foods and groceries imported from Asia. Dai Cheong was founded in 1979 and has been working with major suppliers in Asia for over 20 years and has extensive experience in sourcing products through a well-established sourcing system. To support its import trading business, Dai Cheong has an integrated ecosystem of import, customs clearance and wholesale services. Dai Cheong owns three warehouses and maintains a team of professionals selling more than 2,000 individual products. Dai Cheong primarily sells food products from all over Asia, including well-known Asian brands such as Garden (Hong Kong), Prima Taste (Singapore), Ng Fung (Mainland China), Royal Family (Taiwan), Gold Kili (Singapore), and other well-known Asian brands. Currently Dai Cheong supplies quality products to more than 2,000 ethnically diverse supermarkets and wholesalers in all 50 states. Our initial investment in Dai Cheong, and our plan to acquire the remaining equity interest, is the first step toward creating a vertically integrated supply-retail structure. Having an importer as a part of our portfolio allows us the opportunity to offer a wider variety of products and to reap the benefits of preferred wholesale pricing

We work with three primary suppliers. These primary suppliers accounted for approximately 48.0% and 51.5% of our total purchases in fiscal years 2024 and 2023, respectively. We also have established, long-term relationships with local and regional farms which grow Asian specialty vegetables and fruit and supply the most popular yet hard-to-source vegetables and fruits directly to our supermarkets. Working with our vendors, we are able to provide fresh seasonal vegetables and fruits. Produce, live seafood and groceries are delivered to our supermarkets on a daily basis from our farm partners and external vendors as directed by our in-house logistics system. With four retail supermarkets located in San Gabriel, Monrovia, El Monte and Monterey Park, in the Los Angeles, California metropolitan area, and three retail supermarkets located in the Phoenix and Tucson, Arizona metro areas, we had over 1.79 million annual transactions in the year ended April 30, 2024. In addition, our initial investment in the Alhambra Store is a key factor in our goal to reach out to the younger community, and expand into a large market for young customers, including students.

Our in-house logistics team is committed to fast and reliable delivery for customers who place online orders for delivery. Our center-satellite store network gives us the ability to set up in-store, mini-warehouses to achieve fast order fulfillment and speedy delivery. We are able to provide same-day delivery for orders placed before noon within a five miles radius of the closest store.

Integrated Online and Offline Services

We started a series of online initiatives soon after we acquired our first supermarket in 2019. Customers can choose to place orders online through a third-party mobile app, “Freshdeals24”, and an applet integrated into WeChat for the option of a 100% cashier-less shopping experience. We undertook this initiative and designed these apps based on our awareness of the predominance of WeChat in both the Chinese American and broader Asian-American communities and extensive research into the habits of the younger generation of customers. We are working closely with JD.com to improve and update our online apps to continue to specifically target and attract a wider variety of our customer base.

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

Currently JD.com is developing a new mobile app for our future stores. For more information, please see “Partnership with JD.com” below.

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

Marketing and Advertising

We believe our unique offerings, competitive prices on popular produce, and word-of-mouth are major drivers of store sales. In addition to word-of-mouth, we advertise our brand using in-store tastings, in-store weekly promotion signage, cooking demonstrations and product sampling. We also promote our stores on our official website and an electronic newsletter, and/or inserts and sales flyers in local Chinese newspapers, magazines and local radio stations on a monthly or weekly basis. Our business is also marketed mainly on our official website, a third-party Mobile App “Freshdeals24”, and an applet integrated into WeChat. For the fiscal years ended April 30, 2024 and 2023, we recognized $208,000 and $73,678 for marketing and advertising expenses, respectively. Overall, we have utilized mixed marketing and advertising strategies to enhance our brand recognition, to regularly communicate with our target customers, and to strengthen our ability to market new and differentiated products.

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

Competition

Food retail is a large and highly competitive industry. Although the Asian supermarket industry is a niche market, market participants still remain highly fragmented and unsophisticated, and we face competition from smaller or dispersed competitors. However, with the rapid growth of the Chinese and other Asian populations in the United States and their consumption power, other competitors may begin operating in this market in the future. Those competitors include: (i) national conventional supermarkets, (ii) regional supermarkets, (iii) national superstores, (iv) alternative food retailers, (v) local foods stores, (vi) small specialty stores, (vii) farmers’ markets, and (viii) e-commerce / online-only grocery stores.

The national and regional supermarket chains have strong experiences in operating multiple store locations and expansion management and have greater marketing or financial resources than we do. Even though they currently offer only a limited selection of Chinese and Asian specialty foods, they may be able to devote greater resources to sourcing, promoting and selling Chinese and other Asian products if they choose. The local food stores and markets are small in size with a deep understanding of local preferences. Their lack of scale results in high risk and limited growth potential. In addition, there are online Asian grocery platforms, such as Weee!, which have longer operating histories and more established reputation for online Asian grocery shopping. However, the lack of their own offline store presence leads to a higher cost to the customers. Online-only grocery stores rely on working with local supermarkets for supplies and that exposes them to the risk of not being able to always fulfill customer demands when the supply is low. In addition, online-only grocery stores, by their nature, are not able to offer in-store shopping experience, such as trying new food or cooked products in store, and in-store pick up. We believe our business model, when compared with the online-only grocery stores, brings a more comprehensive and holistic shopping experience to the customers while maintaining a competitive price point.

Our Competitive Strengths

Strong Management and Operations Team

Our core operations team has extensive experience in and knowledge of supermarket operations, supply chain, logistics and warehouse management as well as e-commerce. Since the acquisition of our four original center stores in California, we have hired experienced operations and management team members both locally in the United States and from China, including: Tao Han, who serves as our Chief Operating Officer and has more than 20 years of experience in the retail industry with Yonghui Superstores, one of the largest chain supermarkets in China, and Freshippo (known as “Hema Shengxian” in China), the online and offline retail platform under the Alibaba Group; and the store manager for the Alhambra Store who has 16 years of experience in retail industry including extensive familiarity with process management practices in convenience store chains, which transfers directly to our satellite store concept. We strategically deploy our team members in positions that best match their experience and specialized skills.

We established a new performance-based bonus system. If a store meets or exceeds the pre-set Key Performance Indicator (“KPI”), the employees of that store will receive cash bonuses. Each department needs to provide weekly performance reports, which the management teams will review. If the department meets or exceeds the pre-set KPI, the management teams will distribute monthly cash bonuses amounting to 1% of gross revenue to the department’s staff for achievement of such performance goals.

Cost Efficient Supply Chain

Unlike many of our direct competitors which are family-owned single stores, we have seven retail supermarkets with an average size of 36,000 square feet. We place orders mainly through two primary wholesale agents which purchase products on our behalf from various vendors. Due to their large quantity purchase position, these two wholesale agents are able to get competitive prices for a wide range of items. Similarly, due to our large purchasing power and long-term business relationships with the two wholesale agents, even with price markups, we benefit from competitive pricing. The price we pay to the wholesale agents is lower than the prices we would pay to each vendor directly. In addition, by dealing with only two wholesale agents instead of approaching various vendors individually, we are saving time and costs.

Additionally, in order to begin the process of establishing a vertically integrated supply and distribution change, we acquired a 10% equity interest in a wholesale company, Dai Cheong, which has been in the business of importing and exporting Chinese and Asian specialty food and groceries for over 20 years. Dai Cheong, which is owned by our Chairman and Chief Executive Officer, John Xu, specializes in identifying products that are popular among Asian-American consumers but rarely found in mainstream stores. Furthermore, Dai Cheong has a well-established sourcing system and has formed an ecosystem that integrates import, customs clearance and wholesale services. Without multi-layer intermediates, our retail supermarkets are able to set such products at competitive prices, not only securing the supply of popular products, but boosting our operation profitability as well.

Superior Customer Propositions

●	We implement stringent quality control procedures and processes across our supply chain, from procurement to inventory and logistics to ensure daily supply of the freshest products to our customers at competitive prices. At the store level we perform three rounds of quality control to each product on a daily basis:

1.	At the time of delivery, our delivery specialist performs comprehensive product checks to ensure product quality. If considerable amounts of product are not in saleable condition, we will request the return of such products or credits from the suppliers.

2.	As we move our products onto the shelves, our staff will perform a second round of quality control checks, and we do not place products that are damaged or otherwise unfit for sale on the supermarket shelves.

3.	After the close of business, we bring perishable, unsold products back to storage to ensure that they remain in saleable condition, and we consistently monitor the sell-by dates on dry good products to ensure that they remain in compliance.

●	We perform extensive checks on products delivered to our stores prior to accepting them and return or reject any products that are damaged or expired.

●	Our distributors utilize the cold chain supply method and vacuum sealing to keep perishable products such as meat and seafood fresh from the point of origin until it reaches our stores and to limit damage caused by fluctuating temperatures, air and moisture.

●	Our produce distributors perform quality control checks prior to packaging and delivery to remove any products unsuitable for sale and additionally, much of the produce we sell is grown in greenhouses under controlled conditions.

Targeting Popular Product Trends

With our relationships with reputable suppliers and distribution agents, we consistently update our product offerings to ensure our catalog stays competitive in the market and to reduce unnecessary redundancy. In collaboration with our suppliers and distribution agents we consistently monitor social media and assess store data to identify and subsequently offer products which are popular with our target consumers.

Employees

As of April 30, 2024, we had approximately 355 employees. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, in Los Angeles, the minimum wage rose from $13 to $14 per hour from 2020 to 2021 and increased to $15.50 per hour in 2023. Our payroll and payroll tax expenses were $7.4 million and $6.2 million for the year ended April 30, 2024 and 2023, respectively.

Our Growth Strategy

Continue Building Center Satellite Stores Network

Operation of Center Stores — We have a successful record of operating our existing retail supermarkets and have been able to quickly turn distressed stores into profitable assets. Based on our understanding of the retail grocery market and our history of successfully investing in and operating our existing retail supermarkets, we have quickly identified what we believe to be the key weaknesses of acquired stores and have taken specific actions designed to achieve profitability, such as reducing redundant product offerings, managing fresh produce, meat and seafood inventory to reduce waste and tailoring inventory and product selection to more accurately match the needs of the population that shop at each of our stores. We plan to acquire additional supermarkets to expand our footprint to both the West Coast and the East Coast.

Opening Satellite Stores — We currently own a 10% equity interest in the Alhambra Store, which we purchased from Grace Xu, spouse of John Xu, our chief executive officer. We intend to acquire the remaining 90% interest in the Alhambra Store and operate the Alhambra Store as our first satellite store. Since its opening, our management team has been involved with the operations and management of the Alhambra Store, utilizing our experience in supermarkets. The Alhambra store is situated in a community with a large population of younger customers and will serve as an important step in our targeting of this demographic as well as our plans to expand our center-satellite store model. We plan to open our satellite stores to penetrate local communities and neighborhoods with larger populations of younger and diverse customers. When selecting locations, we will also consider college towns and university neighborhoods in which there is a large Asian-American student population. The satellite stores will serve as “community retail stores”, offering ready-to-eat and ready-to-cook foods and groceries.

Multi-Channel Initiatives

We are exploring our multi-channel initiatives including improving our in-store shopping experience, increasing and enhancing our mobile ordering with at-home delivery and in-store pickup and broadening our social media presence. In addition, multi-channel solutions can help realize the user’s integration, price integration, inventory integration, price integration, marketing integration and orders integration:

●	User integration means establishing a unique ID for each individual consumer which allows us to integrate their shopping experience across online and offline channels, and provide standardized services for these consumers based on the data that corresponds to their ID.

●	Product integration means different sales channels can form integrated management of products. This implies that when sold on various online and offline channels, the same physical good has the same commodity code, and states language for life cycle management.

●	Price integration means realizing a united price basis for the same product in different online and offline channels with the capability of synchronizing price changes across all channels, providing consumers with a convenient shopping experience without a price differentiation.

●	Inventory integration means the realization of inventory sharing, flexible allocation, and inventory forecasting. The integration of data and services between different channels should realize inventory sharing between online and offline multi-channels. If incoming orders reduce the inventory of one online channel, other online channels will simultaneously synchronize this information. Meanwhile, since customers put certain items into their shopping cart without checking out, a certain amount of reserve inventory will be maintained by online channels.

●	Marketing integration means promotional activities, coupons, and virtual assets can be synchronized or kept independent on online and offline channels, user scenarios can be complementary to each other to cater to user needs, and online and offline channels can synchronize marketing activities to enhance momentum building.

●	Order integration means the realization of routing administration, multi-dimensional combination, and intelligent order splitting. During customers’ shopping process, the order and logistics processing will be completed in different channels to be grouped as the most optimal choice in terms of time and location to achieve the fastest delivery speed and the best user experience.

Our Multi-Channel and Consumer Coverage

Partnership with JD.com

In April 2021, we entered into a series of agreements with JD E-commerce America Limited (“JD US”), the U.S. subsidiary of JD.com, including the Collaboration Agreement and Intellectual Property License Agreement (each as further described below).

Overall, we believe the collaboration with JD.com will help us improve our business in the following areas:

●	Store Digital Transformation — New stores will utilize state-of-the-art devices and equipment. The devices, including PDAs and mobile checkout devices, tag printers, and laser scanners, will give the staff flexibility while working in stores. Meanwhile, devices such as the laser scanners and tag printers will enable us to upload data digitally to the connected servers for back-end management and analysis.

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

Collaboration Agreement

On April 19, 2021, JD E-commerce America Limited (“JD US”), the U.S. subsidiary of JD.com, and Maison entered into a Collaboration Agreement (the “Collaboration Agreement”). Under the Collaboration Agreement, JD US has agreed to provide the following services to us for fees:

●	Stage 0 — the Consultancy Services including: (i) consideration and assessment of our business nature; (ii) information and standards, and analysis and study of feasibility of omni channel retailing of our business; and (iii) preparation and delivery of feasibility plan of omni channel retailing of our stores;

●	Stage 1 — the Initialization Services, including initializing the feasibility plan, digitalization of our stores, delivery of online retailing and e-commerce business and operational solutions for the stores with omni channels;

●	Stage 2 — the Implementation Services, including product and merchandise supply chain configuration, staff training for operation and management of the digital solutions, installation and configuration of hardware, customization of software, concept design and implementation; and

●	Stage 3 — the Platform Services, including providing actual operation and management of the store upon delivery and necessary support services.

Intellectual Property License Agreement

Simultaneously with the effectiveness of the Collaboration Agreement, JD US and Maison entered into an Intellectual Property License Agreement (the “Intellectual Property License”) outlining certain trademarks, logos and designs, and other intellectual property rights used in connection with the retail supermarket operations outlined in the Collaboration Agreement. Under the Intellectual Property License, JD US granted us a ten-year limited, non-exclusive, non-transferable, non-sublicensable license in the State of California to:

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

Trademarks

“HK GOOD FORTUNE SUPERMARKET” and the stylized wording of “GOOD FORTUNE” is our self-owned trademark and was registered with the United States Patent and Trademark Office on December 20, 2022. Such trademark is currently the brand of our four retail supermarkets located in California and may also cover other supermarkets that we acquire in the future. We consider our trademark to be a valuable asset that diversifies customer’s value alternatives, a useful strategy to enhance profit margins and an important way to establish and protect our brand in a competitive environment. We are not currently in any trademark disputes with any third party.

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

New or revised government laws and regulations, as well as increased enforcement by government agencies, could result in additional compliance costs and civil remedies. An example is the FDA Food Safety Modernization Act (referred to as “FSMA”), passed in January 2011, which grants the FDA greater authority over the safety of the national food supply. Specifically, the FSMA requires the FDA to issue regulations mandating that risk-based preventive controls be observed by the majority of food producers. This authority applies to all domestic food facilities and, by way of imported food supplier verification requirements, to all foreign facilities that supply food products. In addition, the FSMA requires the FDA to establish science-based minimum standards for the safe production and harvesting of produce, requires the FDA to identify “high risk” foods and “high risk” facilities, and instructs the FDA to set goals for the frequency of FDA inspections of such high risk facilities as well as non-high risk facilities and foreign facilities from which food is imported into the United States.

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

Our corporate headquarters are located in Monterey Park, California. Maison has seven retail supermarkets in San Gabriel, California, Monrovia, California, El Monte, California, Monterey Park, California, Chandler, Arizona, Peoria, Arizona and Tucson, Arizona.

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

We currently manage and operate seven traditional Asian supermarkets, which will be the center stores in our center-satellite business model. We currently own a 10% equity interest in the Alhambra Store and intend to acquire the remaining 90% of the equity interest. We intend to operate the Alhambra Store as our first satellite store. Our center-satellite store network model is new, and we cannot guarantee that our intended center-satellite model will succeed.

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

We, or our third-party vendors, may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. We cannot assure you that we will continue to grow through new store openings. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. If we fail to successfully implement our growth strategy, including by opening new stores, our business and financial condition and operating results may be adversely affected.

The terms of our debt financing arrangements may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

We are a borrower under certain bank loans and loans from the U.S. Small Business Administration (the “SBA”) in the aggregate amount of approximately $2.56 million as of April 30, 2024. These debt financing arrangements contain, and any additional debt financing we may incur would likely contain, covenants that restrict our ability to, among other things: grant liens; incur additional debt; pay dividends on our Class A common stock; redeem our Class A common stock; make certain investments; engage in certain merger, consolidation or asset sale transactions; entering into certain type of transactions with affiliates; pay subordinated debt; purchasing or carrying margin stock; make changes in nature of business; make certain dispositions; guarantee the debts of others; and form joint ventures or partnerships.

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

In the course of our normal business, we have engaged in certain transactions with our related parties which are affiliated with our Chairman and Chief Executive Officer, John Xu, and his wife Grace Xu. In all related party transactions, there is a risk that even if the Company personnel negotiating on behalf of the Company with the related party are striving to ensure that the terms of the transaction are arms-length, the related party’s influence may be such that the transaction terms could be viewed as favorable to that related party. We are likely to continue to engage in these transactions as a result of existing relationships and may enter into new transactions with related parties. It is possible that we could have received more favorable terms had these agreements been entered into with third parties. See “Certain Relationships and Related Party Transactions” for specific information about our related party transactions.

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

Our stores rely heavily on sales of perishable products, and product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products. Sales of perishable products accounted for approximately 54.0% and 56.5% of our total sales in fiscal years 2024 and 2023, respectively. We rely on various suppliers and vendors to provide and deliver our perishable product inventory on a continuous basis. We could suffer significant product inventory losses in the event of the loss of a major supplier or vendor, disruptions of our distribution network, extended power outages, natural disasters such as floods, droughts, frosts, earthquakes, hurricanes and pestilences or other catastrophic occurrences. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, fresh produce. We have implemented certain systems to ensure our ordering is in line with demand. We cannot assure you, however, that our ordering system will always work efficiently, in particular in connection with the opening of new stores, which have no, or a limited, ordering history. If we were to over-order, which could result in inventory losses, or otherwise were not able to maintain inventory suitable for our business needs, it would materially and negatively impact our operating results.

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

We currently operate four of our stores in the Los Angeles, California metropolitan area and three of our stores in the greater Phoenix and Tucson, Arizona metro areas. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially and adversely affect our revenues and profitability. These factors include, among other things, changes in demographics, population and employee bases, wage increases, and changes in economic conditions.

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

We work with three primary suppliers. These primary suppliers accounted for approximately 48.0% and 51.5% of our total purchases in fiscal years 2024 and 2023, respectively. Due to this concentration of purchases from these primary suppliers, the cancellation of our supply arrangement with any of them or the disruption, delay or inability of any of them to deliver products to our stores may materially and adversely affect our operating results while we attempt to establish alternative distribution channels. If our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. In addition, we also do not have agreements in writing with these suppliers, and we may not be able to contract with them on acceptable terms or at all. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms if at all. The price may increase in doing business through these suppliers which could adversely affect our business, financial condition and results of operations.

Our reliance on relatively few vendors for the majority of our inventory could adversely affect our ability to operate.

We currently rely on a relatively small number of vendors to provide us with the majority of our inventory, with three of our vendors providing approximately 34% of our total inventory in the year ended April 30, 2024 and three of our vendors providing approximately 33% of our total inventory in the year ended April 30, 2023. These third-party vendors are not our employees, and except for remedies available to us under our agreements with such third-party, we have limited ability to control the amount or timing of resources that any such third-party will devote to manufacturing our supplies. If these third-party vendors do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our inventory may not be sufficient to meet the needs of our customers and we may lose revenue. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. We often use vendors selectively for quality and cost reasons. Significant price increases, or disruptions in the ability to obtain inventory from existing vendors, may force us to increase our prices (which we may be unable to do) or reduce our margins, which would force us to use alternative vendors. As such, our reliance on relatively few vendors could have an adverse effect on our business, results of operations, financial condition and prospects.

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

The products we sell are sourced from a wide variety of domestic and international vendors. Continued supply chain disruptions or the inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely affect our business. Failure to adequately source and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, and diminished brand loyalty. Additionally, if the supply chain disruptions caused by the COVID-19 pandemic and/or the war in Ukraine continue to occur, we may experience continued supply chain disruption which could result in delays in new store openings. We expect to still be impacted by global logistics challenges in the fiscal year ending April 30, 2025.

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

We are currently subject to certain class action and derivative litigation and may be subject to other litigation in the future.

The Company, its directors, and certain officers are currently subject to certain litigation, including securities class actions and shareholder derivative actions, as further described in Note 17 — “Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the future, especially following periods of volatility in the market price of our shares, additional purported class action or derivative complaints may be filed against us. The outcome of any pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

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

We are dependent upon John Xu, our Chief Executive Officer, and a number of other senior management executives and other key personnel, who have experience in our industry and are familiar with our business, systems and processes. These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture, and the reputation we enjoy with suppliers and consumers. The loss of services of one or more of these executives or other key employees could have a material adverse effect on our business and financial condition and results of operations. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause our stock price to decline. We do not maintain key person insurance on any employee. In addition, none of our key employees are subject to non-competition or non-solicitation obligations.

If we are unable to attract, train and retain employees, we may not be able to grow or successfully operate our business.

The supermarket retail industry is labor intensive, and our success depends, in part, upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and consumers. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, financial condition and results of operations.

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

Currently, none of our employees are subject to a collective bargaining agreement. However, as we grow and the number of employees continues to increase, it is possible that our employees may want to negotiate collective bargaining agreements with us. If this occurs and if we are unable to negotiate acceptable contracts with labor unions, it could result in strikes by the affected workers and thereby significantly disrupt our operations. As part of any collective bargaining agreements, we may need to fund additional pension contributions, which would negatively impact our free cash flow. Further, if we are unable to control health care and pension costs provided for in the collective bargaining agreements, we may experience increased operating costs which could adversely impact on our financial results.

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

Federal and state governments from time to time implement laws, regulations or programs that regulate our ability to attract or retain qualified employees. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome or reduce the availability of potential employees. Although we have implemented, and are in the process of enhancing, procedures to ensure our compliance with the employment eligibility verification requirements, there can be no assurance that these procedures are adequate and some of our employees may, without our knowledge, be unauthorized workers. The employment of unauthorized workers may subject us to fines or civil or criminal penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and makes it more difficult to hire and keep qualified employees. There can be no assurance that any future audit will not require us to terminate employees and pay fines or other penalties. The termination of a significant number of employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. Our operating results could be materially harmed as a result of any of these factors.

We, as well as our vendors, are subject to numerous federal, and local laws and regulations and our compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, raise regulatory enforcement risks that were not presented in the past, or otherwise adversely affect our business, results of operations and financial condition.

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

We are also subject to laws and regulations more generally applicable to retailers, including labor and employment, taxation, zoning and land use, environmental protection, workplace safety, public health, community right-to-know and alcoholic beverage sales. Certain local regulations may limit our ability to sell alcoholic beverages at certain times. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. The buildings in which some stores are located are old and therefore require greater maintenance expenditures by us in order to maintain them in compliance with applicable building codes. If we are unable to maintain these stores in compliance with applicable building codes, we could be required by the building department to close them. Additionally, a number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. Our compliance with these laws may result in modifications to our properties, or prevent us from performing certain further renovations Furthermore, our new store openings could be delayed or prevented, or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses.

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

We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, increase our costs or require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on our business, financial condition and results of operations.

The effects of global climate change could present risks to our business.

The long-term effects of global climate change may present both physical and transition risks. Changes in extreme weather conditions or changes in technology are expected to produce widespread and unexpected results. These changes may impact our ability to obtain goods and services required for the success of our business. Additionally, we face the risk of physical damage to stores and distribution or fulfillment centers due to the physical risks associated with climate change. The transition to alternative energy sources, versus using natural gas, diesel fuel, or gasoline, may increase our costs. The impact of these events can adversely affect our operations, financial condition, and results of operations or cash flows.

Risks Related to Ownership of Our Class A Common Stock

The market for our Class A common stock is new, and we cannot assure you that an active trading market will develop for our Class A common stock.

We completed our initial public offering in October 2023. Therefore, the market for our Class A common stock is relatively new and may experience periods of inactivity as well as significant volatility. We cannot assure you that an orderly and liquid trading market for our Class A common stock will develop, or if it does develop, it may not be maintained. If an active market does not develop, you may have difficulty selling your shares of our Class A common stock. You may not be able to sell your Class A common stock quickly or at the market price if trading in our securities is not active.

If our stock price declines, you could lose a significant part of your investment, and we may be sued in a securities class action.

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

The market price of our stock may be influenced by many factors, some of which are beyond our control, including those described above in “— Risks Related to Our Business” and the following:

●	actual or anticipated fluctuations in our quarterly or annual financial results;

●	delays in, or our failure to provide, financial guidance;

●	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

●	the failure of securities analysts to cover our Class A common stock;

●	changes in financial estimates by securities analysts;

●	the inability to meet the financial estimates of analysts who follow our Class A common stock;

●	strategic actions by us or our competitors;

●	actual or anticipated growth rates relative to our competitors;

●	various market factors or perceived market factors, including rumors, whether or not correct, involving us or our competitors;

●	fluctuations in stock market prices and trading volumes of securities of similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

●	sales, or anticipated sales, of large blocks of our stock;

●	short selling of our Class A common stock by investors;

●	additions or departures of key personnel;

●	new store openings or entry into new markets by us or by our competitors;

●	regulatory or political developments;

●	changes in accounting principles or methodologies;

●	litigation and governmental investigation;

●	general financial market condition or events;

●	economic, legal and regulatory factors unrelated to our performance;

●	discussion of use or our stock price by the financial press and in online investor forum;

●	variations in our quarterly operating results and those of our competitors;

●	general economic and stock market conditions;

●	risks related to our business and our industry, including those discussed above;

●	changes in conditions or trends in our industry, markets or customers;

●	terrorist acts;

●	future sales of our Class A common stock or other securities;

●	public evaluations of our business models and our revenues, earnings and growth potential; and

●	investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives.

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

As a result of these factors, investors in our Class A common stock may not be able to resell their shares at or above the price they purchased the shares for or may not be able to resell them at all. These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

Future sales, or the perception of future sales, of our Class A common stock may depress the price of our Class A common stock.

The market price of our Class A common stock could decline significantly as a result of sales of a large number of shares of our Class A common stock in the market. The sales, or the perception that these sales might occur, could depress the market price. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In connection with our initial public offering, the Company, our directors and executive officers and non-affiliate holders of 5% or greater of our Class A common stock each agreed to lock-up restrictions, meaning that we and they and their permitted transferees are not be permitted to sell any shares of our Class A common stock for twelve (12) months after the closing of our initial public offering, subject to certain exceptions, without the prior joint consent of Joseph Stone Capital, LLC, the representative of the underwriters of our initial public offering (“JSC”). Although we have been advised that there is no present intention, JSC may, in its sole discretion, release all or any portion of the shares of our Class A common stock from the restrictions in any of the lock-up agreements described above.

Also, in the future, we may issue shares of our Class A common stock in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of Class A common stock.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

We historically have operated our business as a private company. We completed our initial public offering on October 10, 2023. As a public company, we will incur additional legal, accounting, compliance and other expenses that we did not incur as a private company. As a public company, we are obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 and Proxy Statements under Section 14 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we also are subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq, and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we will need to institute a comprehensive compliance function; establish internal policies; ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis; design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the Sarbanes-Oxley Act; involve and retain outside counsel and accountants in the above activities and establish an investor relations function.

The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq, have imposed increased regulation and disclosure and required enhanced corporate governance practices of public companies. Our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These changes will require a significant commitment of additional resources. We may not be successful in implementing these requirements and implementing them could materially and adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq. Any such action could harm our reputation and the confidence of investors and customers in our Company and could materially and adversely affect our business and result in the delisting of our Class A common stock with both Nasdaq and the SEC.

Our management has limited experience managing a public company and our current resources may not be sufficient to fulfill our public company obligations.

As a public company, we are subject to various regulatory requirements, including those of the SEC and Nasdaq. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Our management team has limited experience in managing a public company and, historically, has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or employees. Our business could be adversely affected if our internal infrastructure is inadequate, we are unable to engage outside consultants or are otherwise unable to fulfill our public company obligations.

Our CEO, John Xu, has substantial control over us and has the ability to control the election of directors and other matters submitted to stockholders for approval, which will limit your ability to influence corporate matters and may result in actions that you do not believe to be in our interests or your interests.

John Xu, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 77.93% of our outstanding Class A common stock. In addition, John Xu beneficially owns 2,240,000 shares of our Class B common stock, which carries ten votes per share. In the aggregate, John Xu beneficially owns approximately 90.34% voting power of our outstanding common stock, including both Class A common stock and Class B common stock. As a result, John Xu is able to exert actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction.

This concentrated control limits your ability as a stockholder to influence corporate matters, and the interests of John Xu may not coincide with our interests or your interests. As a result, he may take actions that you do not believe to be in our interests or your interests and that could depress the price of our Class A common stock.

We do not intend to pay cash dividends on our Class A common stock and, as a result, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our Class A common stock. In addition, our ability to declare and pay cash dividends is restricted by our revolving credit facility. The declaration and payment of future cash dividends to holders of our Class A common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, and restrictions in our debt agreements and other factors our board of directors deems relevant. As a result, capital appreciation, if any, of our Class A common stock will be your sole source of potential gain for the foreseeable future. The market price for our Class A common stock might not exceed the price that you originally paid for our Class A common stock.

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

Our future operating results may fluctuate significantly, and our current operating results may not be a good indication of our future performance. Fluctuations in our quarterly financial results could affect our stock price in the future.

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

Sales, or the perception of sales, of shares of our Class A common stock by us or our existing stockholders in the public market could adversely affect the market price of our Class A common stock and our ability to raise additional equity capital.

As of April 30, 2024, there were 17,450,476 shares of Class A common stock issued and outstanding. The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

If our stockholders sell substantial amounts of our Class A common stock in the public market upon the expiration of any statutory holding period under Rule 144, any lock-up agreement or shares issued upon the exercise of outstanding options, warrants, or restricted stock awards could create a circumstance commonly referred to as an “overhang” and, in anticipation of which, the market price of our Class A common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

If we are unable to continue to meet the Nasdaq Capital Market rules for continued listing, our Class A common stock could be delisted.

We may be unable to meet the Nasdaq Capital Market rules for continued listing of our Class A common stock on the Nasdaq Capital Market, notably, the minimum bid price and the stockholders’ equity minimum requirements. If we fail to meet the Nasdaq Capital Market’s ongoing listing criteria, our Class A common stock could be delisted. If our Class A common stock is delisted by the Nasdaq Capital Market, our Class A common stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our Class A common stock would become subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on the Nasdaq Capital Market that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our Class A common stock and could limit the ability of stockholders to sell such securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our Class A common stock, and there can be no assurance that our Class A common stock will be eligible for trading or quotation on any alternative exchanges or markets.

Delisting from the Nasdaq Capital Market could adversely affect our ability to raise additional financing through public or private sales of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our Class A common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

We may become subject to “penny stock” rules, which could damage our reputation and the ability of investors to sell their shares of Class A common stock.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate this material weakness or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results and may adversely affect investor confidence and business operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We and our independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting in connection with the audited consolidated financial statements for the years ended April 30, 2024 and 2023. The material weaknesses identified relate to (i) insufficient full-time employees with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP and address complex accounting issues under U.S. GAAP; (ii) the lack of timely related party transaction monitoring and the failure to keep a related party list and keep records of related party transactions on a regular basis; (iii) the failure to keep an up-to-date perpetual inventory control system or timely perform company-wide inventory count at or near its fiscal year-end date. Specifically, maintaining records for inbound warehouse purchases or have specialized personnel to scan goods into the warehouse on a timely basis; (iv) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned; ;(v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management; and (vi) accounting personnel have the ability in the accounting system to prepare, review, and post the same accounting journal entry.

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

We are, and will remain, a “Controlled Company” as defined under the Nasdaq Stock Market Rules because, and as long as, our CEO, John Xu, holds more than 50% of the Company’s voting power, he will exercise control over the management and affairs of the company and matters requiring stockholder approval, including the election of the Company’s directors and the acquisition of us by a third party. For so long as we remain a controlled company under that definition, we are permitted, and intend, to elect to rely on certain exemptions from corporate governance rules, including:

●	an exemption from the rule that a majority of our board of directors must be independent directors;

●	an exemption from the rule that the compensation of our chief executive officer must be determined or recommended solely by independent directors; and

●	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

As a result, you will not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements, including that a majority of the members of our board of directors may not be independent directors, and our nominating and corporate governance and compensation committees may not consist entirely of independent directors. Additionally, in the event that a third party were to seek to acquire us, there can be no guarantee, even if that third party’s offer were considered beneficial, that such a transaction would be contemplated resulting in your ability to obtain a premium for your shares being limited.

The dual class structure of our common stock will have the effect of concentrating voting power with our CEO John Xu and his affiliates, which may depress the market value of the Class A common stock and will limit a stockholder or a new investor’s ability to influence the outcome of important transactions, including a change in control.

While the economic rights of our common stock are the same, the Class A common stock has one (1) vote per share, while Class B common stock has ten (10) votes per share. As of April 30, 2024, our Class B common stockholders represent approximately 56.2% of our voting power. Given the 10:1 voting ratio, even a significant issuance of Class A common stock and/or a transaction involving Class A common stock as consideration, may not impact Mr. Xu’s significant majority voting position in us.

We have enacted a dual class voting structure to ensure the continuity of voting control in us for the foreseeable future. As a result, for the foreseeable future, Mr. Xu and his affiliates will be able to control matters submitted to stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions.

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

We are an “emerging growth company” as defined in the JOBS Act. We may remain an emerging growth company until the fiscal year ended April 30, 2028. However, if our annual gross revenue hits $1.235 billion or our non-convertible debt issued within a three-year period or revenues exceeds $1 billion or the market value of the shares of our Class A common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. As a result, potential investors may be less likely to invest in our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We rely on our information technology to operate our business. We have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident. We seek to mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We plan to engage a third-party consultant to assist us with designing controls and our cybersecurity risk management framework. We have not encountered cybersecurity threats or incidents that have had a material impact on our business.

Governance

Our Board of Directors has specific oversight responsibility for cybersecurity, which also oversees our general risk management. The Board of Directors reviews and discusses with management our policies, practices and risks related to information security and cybersecurity. Our chief financial officer has primary responsibility for assessing, monitoring and managing cybersecurity risks. Our chief financial officer provides an update to the Board of Directors on any risks related to cybersecurity on a quarterly basis. Our incident response plan includes notifying the Board of Directors of any material threats or incidents that arise.

ITEM 2. PROPERTIES

The Company leases its current executive office, which is located at 127 N. Garfield Avenue, Monterey Park, California 91732, and is also the location of the Maison Monterey Park store. All of our retail supermarkets lease operating space from various third parties with which we maintain long-term leases.

The list below details the information related to our leases:

Store Name	Location	Gross Sq. Ft.	Lease End Date (including all renewal options)
Good Fortune Supermarket of San Gabriel, LP	137 S. San Gabriel Blvd., San Gabriel, CA, 91776	25,638	11/30/2030
Hong Kong Supermarket Monrovia, LP	935 W. Duarte Road, Monrovia, CA, 91016	25,320	8/31/2055
Super HK of El Monte, Inc.	11850 Valley Boulevard, El Monte, CA, 91732	62,000	7/14/2028
GF Supermarket of MP, Inc. (Acquisition on 6/30/2022)	127 N. Garfield Avenue, Monterey Park, CA 91732	31,716	5/1/2028
Lee Lee – Peoria Store	7575 W. Cactus Road, Peoria, AZ 85381	60,080	1/31/2044
Lee Lee – Chandler Store	2025 N. Dobson Road, Chandler, AZ 85224	52,224	2/8/2049
Lee Lee – Tucson Store	1990 Orange Grove Road, Tucson, AZ 85704	51,422	12/31/2050

We believe that our facilities are sufficient for our current needs and operations. For more information on the Company’s leases, please refer to Note 13 — “Leases” in the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found in Note 17 — “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the Nasdaq Stock Market LLC under the trading symbol “MSS.”

Stockholders

As of August 6, 2024, we had six stockholders of record of our Class A common stock.

Dividend Policy

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2024 other than those transactions previously reported to the SEC on our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its outstanding shares of Class A common stock during the fourth quarter of the fiscal year ended April 30, 2024.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we,”, “us,” “our,” “Maison” or the “Company” are to Maison Solutions Inc., except where the context requires otherwise.

Overview

We are a fast-growing, specialty grocery retailer offering traditional Asian food and merchandise to modern U.S. consumers, in particular to members of Asian-American communities. We are committed to providing Asian fresh produce, meat, seafood, and other daily necessities in a manner that caters to traditional Asian-American family values and cultural norms, while also accounting for the new and faster-paced lifestyle of younger generations and the diverse makeup of the communities in which we operate. To achieve this, we are developing a center-satellite stores network. Since our formation in July 2019, we have acquired equity interests in four (4) traditional Asian supermarkets in Los Angeles, California. Since April 30, 2022, we have been operating these supermarkets as center stores. The center stores target traditional Asian-American, family-oriented customers with a variety of meat, fresh produce and other merchandise, while additionally stocking items which appeal to the broader community. We are operating these traditional Asian-American, family-oriented supermarkets with our management’s deep cultural understanding of our consumers’ unique consumption habits. In addition to the traditional supermarkets, on December 31, 2021, we acquired a 10% equity interest in a new grocery store located in Alhambra, California, a young and active community (the “Alhambra Store”) from Mrs. Grace Xu, the spouse of Mr. John Xu, our chief executive officer (“CEO”), Chairman and President. Our intention is to acquire the remaining 90% equity interest in the Alhambra Store and operate it as our first satellite store. The investment in the Alhambra Store is considered a related party transaction because Mrs. Xu is the spouse of Mr. Xu, our CEO, Chairman and President. Please refer to “Certain Relationships and Related Party Transactions” for further explanation. In May 2021, the Company acquired 10% of the equity interests in Dai Cheong, a wholesale business which mainly supplies foods and groceries imported from Asia, which is owned by John Xu, our CEO, Chairman and President. We intend to acquire the controlling ownership of Dai Cheong. By adding Dai Cheong to our portfolio, we will take the first step toward creating a vertically integrated supply-retail structure. Having an importer as a part of our portfolio will allow us the opportunity to offer a wider variety of products and to reap the benefits of preferred wholesale pricing. On June 27, 2023, we invested $1,440,000 for 40% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”), a supermarket in the city of Arcadia, California, to further expands our footprint to new neighborhood. On December 6, 2023, we invested additional $360,000 for another 10% equity interest in HKGF Arcadia. On February 1, 2024, the Company and JC Business Guys, Inc., the only other member of HKGF Arcadia (“JC Business Guys”), entered into a third amendment to the operating agreement of HKGF Arcadia to decrease our percentage equity interest in HKGF Arcadia to 49% and increase JC Business Guy’s percentage equity interest to 51%. On November 3, 2023, we incorporated a wholly-owned subsidiary AZLL LLC (“AZLL”) in Arizona. On April 8, 2024, AZLL closed an acquisition transaction and purchased 100% of the equity interests in Lee Lee Oriental Supermart, Inc (“Lee Lee”) for an aggregate purchase price of approximately $22.2 million, consisting of: (i) $7.0 million in cash paid immediately at the closing of the Transaction, and (ii) a senior secured note agreement with an original principal amount of approximately $15.2 million. Lee Lee holds three supermarkets specializing on South-East groceries in Arizona.

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

Key Factors that Affect Operating Results

Inflation

The inflation rate for the United States was 3.4% for the year ended April 30, 2024, 4.9% for the year ended April 30, 2023 and 8.3% for the year ended April 30, 2022 according to Bureau of Labor Statistics. Inflation increased our purchase costs, occupancy costs, and payroll costs.

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

Payroll

As of April 30, 2024, we had approximately 355 employees including employees from our newly acquired subsidiary Lee Lee. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, in California, the minimum wage was $15.50 per hour in 2023, and increased to $16 per hour starting from January 1, 2024.  Our payroll and payroll tax expenses were $7.4 million and $6.2 million for the years ended April 30, 2024 and 2023, respectively.

Vendor and Supply Management

Maison believes that a centralized and efficient vendor and supply management system is the key to profitability. Maison has major vendors, including ONCO Food Corp., GF Distribution, Inc., and XHJC Holding Inc. For the year ended April 30, 2024, these three suppliers accounted for 15%, 7% and 26% of the Company’s total purchases, respectively. For the year ended April 30, 2023, three suppliers accounted for 20%, 14%, and 18% of the Company’s total purchases, respectively. Maison believes that its centralized vendor management enhances its negotiating power and improves its ability to manage vendor payables.

Store Maintenance and Renovation

From time to time, Maison conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline in customer volume. Significant maintenance or renovation would affect our operations and operating results. Meanwhile, improving the store environment can also attract more customers and lead to an increase in sales. Maison focused on improving and renovating our stores for the years ended April 30, 2024 and 2023. We spent $201,608 for the year ended April 30, 2024 for repairs and maintenance and supermarket renovation, a decrease of $71,797 compared to $273,405 for the year ended April 30, 2023.

Going concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the year ended April 30, 2024, the Company had a net loss of approximately $3.34 million. The Company had an accumulated deficit of approximately $2.82 million as of April 30, 2024, and negative cash flow from operating activities of approximately $3.50 million for the year ended April 30, 2024. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to increase its revenue by strengthening its sales force, providing attractive sales incentive programs, recruiting experienced industry-related managerial personnel, increasing marketing and promotion activities, seeking suppliers with competitive price and good quality products, opening or acquiring additional specialty supermarkets in the locations that have less-competition. If deemed necessary, management could also seek to raise additional funds by way of admitting strategic investors, or private or public offerings, or by seeking to obtain loans from banks or others, to support the Company’s daily operation. While management of the Company believes in the viability of its strategy to generate sufficient revenues and its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. If the Company is unable to raise additional funding to meet its working capital needs in the future, it may be forced to delay, reduce or cease its operations.

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

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on historical data and management’s estimates and provided a reserve for inventory shrinkage for the fiscal years ended April 30, 2024 and 2023.

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

The Company’s contract liability related to gift cards was $965,696 and $449,334 as of April 30, 2024 and 2023, respectively.

Leases

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

Results of Operations for the Years Ended April 30, 2024 and 2023

	Years ended April 30,
	2024	2023	Change	Percentage Change
Net revenues	$58,043,161	$55,399,112	$2,644,049	4.8%
Cost of revenues	46,422,064	42,947,952	3,474,112	8.1%
Gross profit	11,621,097	12,451,160	(830,063)	(6.7)%
Operating expenses
Selling expenses	10,155,828	8,479,578	1,676,250	19.8%
General and administrative expenses	4,169,275	3,887,935	281,340	7.2%
Total operating expenses	14,325,103	12,367,513	1,957,590	15.8%
Income (loss) from operations	(2,704,006)	83,647	(2,787,653)	(3,332.6)%
Other income (expenses), net	(118,201)	1,849,534	(1,967,735)	(106.4)%
Interest income (expense),net	(124,260)	42,606	(166,866)	(391.6)%
Income (loss) before income taxes	(2,946,467)	1,975,787	(4,922,254)	(249.1)%
Income tax provisions	440,562	336,486	104,076	30.9%
Net income (loss)	(3,387,029)	1,639,301	(5,026,330)	(306.6)%
Net income (loss) attributable to noncontrolling interests	(46,823)	387,498	(434,321)	(112.1)%
Net income (loss) attributable to Maison Solutions Inc.	$(3,340,206)	$1,251,803	$(4,592,009)	(366.8)%

Revenues

	Years ended April 30,
	2024	2023	Change	Percentage Change
Perishables	$31,358,590	$31,291,786	$66,804	0.2%
Non-perishables	26,684,571	24,107,326	2,577,245	10.7%
Net revenue	$58,043,161	$55,399,112	$2,644,049	4.8%

Our net revenues were approximately $58.0 million for the year ended April 30, 2024, an increase of approximately $2,644,049 or 4.8%, from approximately $55.4 million for the year ended April 30, 2023. The increase in net revenues was driven by the inclusion of revenues from our newly acquired subsidiary (acquired in April 2024) Lee Lee of $4.6 million, and increased sales of Maison Monterey Park supermarket (acquired in July 2023) by $4.4 million, which was partly offset by decreased sales of Maison San Gabriel by $3.3 million, decreased sales of Maison Monrovia by $1.6 million and decreased sales of Maison El Monte by $1.5 million, as compared to the year ended April 30, 2023. Our existing four (4) supermarkets contributed $53.4 million in revenue during the year ended April 30, 2024, a decrease of approximately $2.0 million, as compared to the year ended April 30, 2023. The $2.0 million decrease was mainly due to increased competition from newly opened Asian supermarkets near Maison San Gabriel, effect from ending of certain Covid-9 pandemic-era relief programs in fall 2023 such as losing access to foods stamps due to resume of work requirement for food stamps, as well as temporary slow-down of Maison El Monte store due to renovation.

Cost of Revenues

	Years ended April 30,
	2024	2023	Change	Percentage Change
Total cost of revenues	$46,422,064	$42,947,952	$3,474,112	8.1%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut. The cost of revenues increased by $3.5 million, from $42.9 million for the year ended April 30, 2023, to approximately $46.4 million for the year ended April 30, 2024. The increase in cost of revenues was mainly due to increase in our revenue, increase in inventory shrinkage costs by $0.6 million due to write-off inventory from Lee Lee after we took over, and increased occupancy cost by $0.9 million due to increased monthly rent of our existing supermarkets and occupancy costs from Lee Lee.

Gross Profit and Gross Margin

	Years ended April 30,
	2024	2023	Change	Percentage Change
Gross Profit	$11,621,097	$12,451,160	$(830,063)	(6.7)%
Gross Margin	20.0%	22.5%		(2.5)%

Gross profit was approximately $11.6 million and $12.5 million for the years ended April 30, 2024 and 2023, respectively. Gross margin was 20.0% and 22.5% for the years ended April 30, 2024 and 2023, respectively. Our supermarkets’ sales profit margins decreased by 2.5% for the year ended April 30, 2024 compared to the year ended April 30, 2023. The decrease in our gross profit was mainly due to the increase in inventory write-off and increase in supermarkets rent as described above.

Total Operating Expenses

	Years ended April 30,
	2024	2023	Change	Percentage Change
Selling Expenses	$10,155,828	$8,479,578	$1,676,250	19.8%
General and Administrative Expenses	4,169,275	3,887,935	281,340	7.2%
Total Operating Expenses	$14,325,103	$12,367,513	$1,957,590	15.8%
Percentage of revenue	24.7%	22.3%		2.4%

Total operating expenses were approximately $14.3 million for the year ended April 30, 2024, an increase of approximately $1.9 million, compared to approximately $12.4 million for the year ended April 30, 2023. Total operating expenses as a percentage of revenues were 24.7% and 22.3% for the years ended April 30, 2024 and 2023, respectively. The increase in operating expenses was primarily attributable to the increase in selling expenses, which included the increase in payroll expense, utility expense, advertising and promotion expense, postage & delivery expense and merchant service charges. Payroll expense increased by $1.2 million in the year ended April 30, 2024, as compared to the year ended April 30, 2023 due to the increase of hourly rate and increased number of employees due to the acquisition of Lee Lee. Utility expense increased by $0.2 million in the year ended April 30, 2024, as compared to the year ended April 30, 2023. Advertising and promotion expense increased by $79,971 in the year ended April 30, 2024, as compared to the year ended April 30, 2023. Postage and delivery expenses increased by $55,884 in the year ended April 30, 2024, as compared to the year ended April 30, 2023. Merchant eservice charges increased by $0.1 million in the year ended April 30, 2024, as compared to the year ended April 30, 2023 due to increased sales as describe above.

The increase in general and administrative expenses during the year ended April 30, 2024 was primarily due to increased office expenses of approximately $459,270, increased professional fee by $231,645 and increased amortization expense of $156,475 due to the new trademark acquired through the acquisition of Lee Lee, which was partly offset by decreased bad debt expenses by $359,035, decreased insurance expense by $31,609, decreased repair and maintenance expense by $71,797, and decrease other miscellaneous expenses by $103,611.

Other Income (Expenses), Net

Other expenses was $118,201 for the year ended April 30, 2024 compare to other income of $1,849,534 for the year ended April 30, 2023. For the year ended April 30, 2024, other expenses mainly consisted of investment loss from equity method investment of $538,542, which was partly offset by $383,161 employee retention credit (“ERC”) received in 2024 and other income of $37,180. For the year ended April 30, 2023, other income mainly consisted of $1.9 million ERC received for the year ended April 30,2023. The ERC is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

Interest Income (Expense), Net

Interest expense was $124,260 for the year ended April 30, 2024, an increase of $166,866, from interest income of $42,606 for the year ended April 30, 2023. For the year ended April 30, 2024, the interest expense was for the SBA Loans and the AFNB Loans. The interest income for the year ended April 30, 2023 was from the loan receivables from Drop in the Ocean, Inc, which was repaid in full as of April 30, 2023.

Income Taxes Provisions

Income tax expense was $440,562 for the year ended April 30, 2024, an increase of $104,076, from income taxes expense of $336,486 for the year ended April 30, 2023. The increase was mainly due to increased taxable income from our stores for the year ended April 30, 2024 compared to the year ended April 30, 2023, despite we had significant taxable loss for our parent company.

Net Income (Loss)

Net loss attributable to the Company was $3,340,206 for the year ended April 30, 2024, an increase of $4,592,009, or 366.8%, from a $1,251,803 net income attributable to the Company for the year ended April 30, 2023. This was mainly attributable to the reasons discussed above, which included a decrease in gross profit by $830,063, decreased other income by $1,429,193, increased investment loss from equity method investment by $538,542, increased operating expenses by $1,957,590 and increased income tax expense by $104,076, which was partly offset by increased net loss attribute to noncontrolling interest by $434,321.

Liquidity and Capital Resources

Cash Flows for the Year Ended April 30, 2024 Compared to the Year Ended April 30, 2023

As of April 30, 2024, we had cash, cash equivalents and restricted cash of approximately $1,101. We had net loss attributable to us of $3,340,206 for the year ended April 30, 2024, and had a working capital deficit of approximately $16.9 million as of April 30, 2024. As of April 30, 2024, the Company had outstanding loan facilities of approximately $2.56 million SBA loan and $15.1 million secured senior note payable due to acquisition of Lee Lee.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. We have funded our working capital, operations and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, government grants, and bank loans. Cash is required to pay purchase costs for inventory, rental expenses, salaries, income taxes, other operating expenses and to repay debts. Our ability to repay our current expenses and obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail grocery industry, the expected collectability of our accounts receivable and the realization of the inventories as of April 30, 2024 and 2023. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control.

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

On November 22, 2023, we entered into certain securities purchase agreements (the “Securities Purchase Agreements”) with certain investors (the “Investors”). Pursuant to the Securities Purchase Agreements, we sold an aggregate of 1,190,476 shares of the Company’s Class A common stock, par value $0.0001 per share, to the Investors at a per share purchase price of $4.20 (the “PIPE Offering”). The PIPE Offering closed on November 22, 2023. We received net proceeds of approximately $4.60 million, after deducting investment banker’s discounts and commissions and offering expenses payable by the Company.

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

We used part of the proceeds from our IPO to support our business expansion described above. We may also seek additional financing, to the extent needed, and there can be no assurance that such financing will be available on favorable terms, or at all. Such financing may include the use of additional debt or the sale of additional equity securities. Any financing which involves the sale of equity securities or instruments that are convertible into equity securities could result in immediate and possibly significant dilution to our existing shareholders. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may also seek to issue additional debt or obtain financial support from shareholders.

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

The following table summarizes our cash flow data for the years ended April 30, 2024 and 2023.

	Years ended April 30,
	2024	2023
Net cash provided by (used in) operating activities	$(3,503,146)	$484,191
Net cash provided by (used in) investing activities	(12,207,132)	1,860,882
Net cash provided by financing activities	13,140,512	(746,637)
Net change in cash and restricted cash	$1,101	$2,570,867

Operating Activities

Net cash used by operating activities was approximately $3.5 million for the year ended April 30, 2024, which mainly comprised of net loss of $3,387,029, add-back of non-cash adjustment to net loss including depreciation expense of $461,868, and investment loss from 49% equity investee HKGF Arcadia store of $538,542. In addition, for the year ended April 30, 2024, we had cash outflow from 1) increased outstanding accounts receivable from related parties of $271,461, 2) increased prepayment to vendors of $1,716,468, 3) increased outstanding other receivables and other current assets of $474,943, 4) increased cash outflow on security deposit of $488,717, 5) payment for accounts payable of $59,633, and 6) payment of income tax payable of $518,516.

However, our net cash used in operating activities for the year ended April 30, 2024 was mainly offset by subtracting a non-cash adjustment from net loss for reversal of bad debt of $60,000, and increased cash inflow from 1) payment collected from accounts receivable of $203,481, 2) decrease of inventories of $0.9 million, 3) an increase of accounts payable to related parties of $106,725, 4) an increase of operating lease liabilities of $400,913, 5) an increase of accrued expenses and other payables of $342,592, 6) an increase of contract liabilities of $503,326 and 7) an increase of other long-term payables of $19,477.

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

However, our net cash provided by operating activities for the year ended April 30, 2023 was mainly offset by subtracting a non-cash adjustment from net income for reversal of inventory reserve of $0.1 million, a decreased cash inflow from our operating activities due to an increase of outstanding accounts receivable of approximately $0.3 million, an increase of outstanding other receivables and other current assets of approximately $0.5 million, an increase of prepayment of approximately of $0.8 million, an increase of payment for accounts payable of $0.6 million, an increase of payment for accounts payable to related parties of $0.2 million, and an increased payment for accrued liability and other payables of $0.5 million.

We had a net loss of $3,387,029 for the year ended April 30, 2024, an increase of $5,026,330 compared with a net income of $1,639,301 for the year ended April 30, 2023. Our cash outflow of $3,503,146 for the year ended April 30, 2024 represented an increase of $3,987,337 cash outflow, compared with a $484,191 cash inflow in the year ended April 30, 2023. The increased net cash outflow for the year ended April 30, 2024 was mainly due to increased cash outflow from net loss by $5,026,330 with change of non-cash adjustments by $458,470, increased prepaid payment to vendors by $896,876, increased security deposits by $494,371, increased income tax paid by $853,138, which was partly offset by increased collection from accounts receivable by $461,790, increased cash inflow from inventories by $570,843, decreased cash outflow on accounts payable by $530,018, decreased cash outflow on accrued expenses and other payables by $845,930, and increased payment from contract liabilities by $435,289.

Investing Activities

Net cash used in investing activities was approximately $12.2 million for the year ended April 30, 2024, which mainly consisted of store renovation and purchase of equipment of $382,132, payment of intangible assets of $2.95 million, payment for investment into TMA Liquor Inc of $75,000, payment for 49% investment into Good Fortune Arcadia supermarket of approximately $1.8 million, and payment for acquisition of subsidiary Lee Lee of $7,000,000.

Net cash provided by investing activities was approximately $1.9 million for the year ended April 30, 2023, which mainly consisted of loan repayment from third parties of approximately $4.4 million. This was partially offset with the purchase of equipment of $49,388 and payment for acquisition of subsidiary Maison Monterey Park of $2.5 million.

Financing Activities

Net cash provided by financing activities was approximately $13.1 million for the year ended April 30, 2024, which mainly consisted of net proceeds from issuance of common stock of approximately $13.3 million, bank overdraft of $97,445 and borrowing from related parties $250,000, which was partially offset by repayment on loans payable of approximately $370,825 million, and repayment for a note payable of $150,000.

Net cash used in financing activities was approximately $0.7 million for the year ended April 30, 2023, which mainly consisted of bank overdrafts of $281,941, repayment on loans payable of $362,731, and repayment to related parties of $101,965.

Debt

U.S. Small Business Administration (the “SBA”)

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

As of April 30, 2024 and 2023, the Company’s aggregate balance on the three SBA loans was $2,561,299 and $2,624,329, respectively.

Senior Secured Note Payable

On April 8, 2024, AZLL closed an acquisition transaction and purchased 100% of the equity interests in Lee Lee for an aggregate purchase price of approximately $22.2 million, consisting of: (i) $7.0 million in cash paid immediately at the closing of the Transaction, and (ii) a senior secured note agreement with an original principal amount of approximately $15.2 million entered on April 8, 2024.

Under the senior secured note agreement, the Secured Note will accrue interest on the outstanding principal amount at an annual interest rate of five percent (5%). The payment schedule of the principal amount of the secured note is as follows: (i) $2.5 million due and immediately payable on each of May 8, 2024 and June 8, 2024; (ii) $1.5 million due and immediately payable on each of September 8, 2024, October 8, 2024 and November 8, 2024; (iii) $1.0 million due and immediately payable on December 8, 2024; and (iv) approximately $4.7 million due and immediately payable on February 8, 2025. Additionally, pursuant to the terms and conditions of the senior secured note agreement, the principal amount may be adjusted to include certain Premium Guarantees (as defined in the senior secured note agreement) if certain conditions, as set forth in the senior secured note agreement and the purchase agreement, are not met.

Upon an “Event of Default” under the senior secured note agreement, the holders of the secured note will have certain rights, including the right to (i) declare all of the obligations, as defined in the senior secured note agreement to be immediately due and payable, and (ii) resume daily operational control of Lee Lee’s operations until such time as the obligations, as defined in the senior secured note agreement, have been satisfied. Additionally, if an “Event of Default” occurs, the outstanding principal amount will bear interest at the simple interest rate of 10 percent (10%) per annum, from the date of such Event of Default until all such sum are fully paid.

As of April 30, 2024, the Company had an outstanding note payable of $15,126,065 to the sellers of Lee Lee with an annual interest rate of 5%, the Company is required to repay the full amount before February 8, 2025 as described above.

On April 8, 2024, in connection with the execution of the Senior Secured Note Agreement, and pursuant to the Stock Purchase Agreement, AZLL entered into a guarantee (the “Purchaser Guarantee”) to and for the benefit of the Sellers, pursuant to which AZLL unconditionally guarantees the payment by Lee Lee of the Principal Amount, as adjusted pursuant to the Secured Note and the faithful and prompt performance by Lee Lee of the conditions and covenants of the Secured Note.

Also on April 8, 2024, in connection with the execution of the Senior Secured Note Agreement, and pursuant to the Purchase Agreement, John Jun Xu, Chairman, Chief Executive Officer and controlling stockholder of the Company, and Grace Xu, spouse of John Jun Xu (together with John Jun Xu, the “Xu Guarantors”), entered into a guarantee (the “Xu Guarantee” and, together with the Purchaser Guarantee, the “Guarantees”) to and for the benefit of the Sellers, pursuant to which the Xu Guarantors unconditionally guarantee the payment by Lee Lee of the Principal Amount, as adjusted pursuant to the Secured Note and the faithful and prompt performance by Lee Lee of the conditions and covenants of the Secured Note.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of April 30, 2024:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	Thereafter
Senior secured note payable	$15,126,065	$15,126,065	$—	$—	$—
SBA loan	2,561,299	65,098	136,714	145,969	2,213,518
Operating lease obligations and others	43,103,930	2,153,850	4,889,153	4,099,512	31,961,415
	$60,791,294	$17,345,013	$5,025,867	$4,245,481	$34,174,933

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

On January 2, 2024, the Company and our executive officers and directors, as well as Joseph Stone Capital LLC, and AC Sunshine Securities LLC, the underwriters in the Company’s initial public offering (together, the “Defendants”), were named in a class action complaint filed in the Supreme Court of the State of New York alleging violations of Sections 11 and 15 of the Securities Act of 1933, as amended (Ilsan Kim v. Maison Solutions Inc., et. al, Index No. 150024/2024). As relief, the plaintiffs are seeking, among other things, compensatory damages. On or about April 17, 2024, the parties agreed to stay the action in favor of the Rick Green matter described immediately below.

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

The Company and Defendants believe the allegations in both complaints are without merit and intend to defend each suit vigorously.  It is reasonably possible that a loss may be incurred; however, the possible range of losses is not reasonably estimable given the pending status of both cases.

On April 9, 2024, a shareholder derivative action was brought by Shah Azad derivatively on behalf of the Company against John Xu, Tao Han, Alexandria Lopez, Bin Wang, Mark Willis, and Xiaoxia Zhang, and the Company itself as a nominal defendant. The complaint was filed in the United States District Court for the Central District of California, Case No. 2:24-cv-02897. On April 12, 2024, another derivative complaint was filed by Arnab Baral in the United States District Court Central District of California, Case No. 2:24-cv-03018. The two cases have since been consolidated, with the Azad case taking lead. The lawsuits allege breaches of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act. The claims arise from the allegations underlying the class action securities lawsuits. On July 19, 2024, the Court ordered the Azad case stayed until a motion to dismiss is heard in the class action securities action.

In May 2020, Maison El Monte was named as a co-defendant in a complaint filed by a consumer advocacy group alleging violations of a California health and safety regulation. The case is pending in the Superior Court of the State of California. It is reasonably possible that a loss may be incurred; however, the possible range of losses is not reasonably estimable given the pending status of the case. As such, the Company has not made any accruals of possible loss for the year ended April 30, 2023 and 2024 related to this case.

In June 2022, Maison San Gabriel entered into a confidential settlement agreement with the plaintiff in connection with a California employment law case whereby Maison San Gabriel agreed to pay $245,000 to plaintiff in full settlement of all claims in the case. As a result of the settlement agreement, the Company accrued $245,000 as a loss relating to the case as of April 30, 2024.

On September 8, 2023, a complaint was filed by former employee against Maison San Gabriel for wrongful termination and labor law violation. Maison San Gabriel filed a genal denial in November 2023, and case management conference is scheduled for November 21, 2024.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAISON SOLUTIONS INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Maison Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Maison Solutions Inc. (the “Company”) as of April 30, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has a negative working capital of approximately $16.8 million, accumulated deficit of approximately $2.8 million and incurred net loss of $3.3 million for the year ended April 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

/s/ Kreit & Chiu CPA LLP

We have served as the Company's auditor since 2022.

Los Angeles, California

August 13, 2024

PCAOB Firm ID: 6651

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30, 2024	April 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,569,766
Accounts receivable	111,874	315,356
Accounts receivable – related parties	459,647	289,615
Inventories, net	6,802,255	2,978,986
Prepayments	3,263,711	1,547,243
Other receivables and other current assets	1,240,786	550,836
Other receivable – related parties	33,995	33,995
Total current assets	11,912,268	8,285,797
Non-current assets:
Restricted cash	1,101	1,101
Property and equipment, net	2,334,963	671,463
Intangible assets, net	7,978,911	197,329
Security deposits	946,208	457,491
Investment under cost method	75,000	—
Investment under cost method – related parties	203,440	203,440
Investment in equity securities	1,261,458	—
Operating lease right-of-use assets, net	40,726,647	22,545,190
Goodwill	16,957,147	2,222,211
Total non-current assets	70,484,875	26,298,225
Total assets	$82,397,143	$34,584,022

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$97,445	$—
Accounts payable	5,394,423	3,105,592
Accounts payable – related parties	470,605	465,310
Accrued expenses and other payables	1,627,082	867,796
Other payables – related parties	491,586	241,585
Income tax payable	442,518	961,034
Contract liabilities	965,696	449,334
Operating lease liabilities, current	4,088,678	1,761,182
Loan payables, current	65,098	370,828
Notes payable, current	15,126,065	150,000
Total current liabilities	28,769,196	8,372,661
Non-current liabilities:
Long-term loan payables	2,496,201	2,561,299
Security deposit from sub-tenants	125,114	105,637
Operating lease liabilities, non-current	39,015,252	22,711,760
Deferred tax liability, net	1,272,260	40,408
Total non-current liabilities	42,908,827	25,419,104
Total Liabilities	71,678,023	33,791,765

Commitment and contingencies (Note 17)

Stockholders’ Equity:
Class A Common stock, $0.0001 par value, 97,000,000 shares authorized; 17,450,476 and 13,760,000 shares issued and outstanding as of April 30, 2024 and 2023, respectively	1,745	1,376
Class B Common stock, $0.0001 par value, 3,000,000 shares authorized; 2,240,000 shares issued and outstanding	224	224
Additional paid in capital	13,313,523	—
Retained earnings (accumulated deficit)	(2,817,495)	522,710
Total Maison Solutions, Inc. stockholders’ equity	10,497,997	524,310
Noncontrolling interests	221,123	267,947
Total stockholders’ equity	10,719,120	792,257
Total liabilities and stockholders’ equity	$82,397,143	$34,584,022

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended April 30,
	2024	2023
Revenue	$58,043,161	$55,399,112
Cost of goods sold	46,422,064	42,947,952
Gross profit	11,621,097	12,451,160

Operating expenses:
Selling expenses	10,155,828	8,479,578
General and administrative expenses	4,169,275	3,887,935
Total operating expenses	14,325,103	12,367,513

Income (loss) from operations	(2,704,006)	83,647

Non-operating income (expenses):
Interest income (expense), net	(124,260)	42,606
Investment loss from equity method investment	(538,542)
Other income, net	420,341	1,849,534

Non-operating income (expenses), net	(242,461)	1,892,140

Income (loss) before income tax	(2,946,467)	1,975,787

Income tax provisions	440,562	336,486

Net income (loss) before noncontrolling interest	(3,387,029)	1,639,301

Net income (loss) attributable to noncontrolling interest	(46,823)	387,498

Net income (loss) attributable to Maison Solutions Inc.	$(3,340,206)	$1,251,803

Net income (Loss) per share attributable to Maison Solutions, Inc.
- basic and diluted	$(0.19)	$0.08

Weighted average number of common stock outstanding – basic and diluted	17,913,869	16,000,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional	Retained Earnings	Non	Total Stockholders’
	Common Stock		Common Stock		Paid-in	(Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	(Deficit)
Balance at April 30, 2022	13,760,000	$1,376	2,240,000	$224	$—	$(729,093)	$(119,551)	$(847,044)
Net income	—	—	—	—	—	1,251,803	387,498	1,639,301
Balance at April 30, 2023	13,760,000	$1,376	2,240,000	$224	$—	$522,710	$267,947	$792,257
Net loss	—	—	—	—	—	(3,340,206)	(46,823)	(3,387,029)
Issuance of common stock	3,690,476	369	—	—	13,313,523	—	—	13,313,892
Balance at April 30, 2024	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(2,817,495)	$221,123	$10,719,120

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2024	2023
Cash flows from operating activities
Net income (loss) before noncontrolling interest	$(3,387,029)	$1,639,301
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	461,868	371,696
Inventory impairment	(5,961)	(130,056)
Bad debt expense	(60,000)	225,766
Investment loss	538,542	—
Change in deferred taxes	(11,698)	(3,125)
Changes in operating assets and liabilities:
Accounts receivable	203,481	(258,309)
Accounts receivable - related parties	(271,461)	243,881
Inventories	914,356	343,513
Prepayments	(1,716,468)	(819,592)
Other receivables and other current assets	(474,943)	(504,758)
Security deposits	(488,717)	5,654
Accounts payable	(59,633)	(589,651)
Accounts payable - related parties	106,725	(161,677)
Accrued expenses and other payables	342,592	(503,338)
Income tax payable	(518,516)	334,622
Contract liabilities	503,326	68,037
Operating lease liabilities	400,913	203,940
Other long-term payables	19,477	18,287
Net cash provided by (used in) operating activities	(3,503,146)	484,191

Cash flows from investing activities
Payments of equipment purchase	(382,132)	(49,388)
Payments for intangible assets purchase	(2,950,000)	—
Investment into TMA Liquor Inc.	(75,000)	—
Investment into HKGF Market of Arcadia, LLC	(1,800,000)	—
Payment for acquisition of subsidiaries	(7,000,000)	(2,500,000)
Loans repaid from third parties	—	4,410,270
Net cash provided by (used in) investing activities	(12,207,132)	1,860,882

Cash flows from financing activities
Bank overdraft	97,445	(281,941)
Repayments (to) borrowings from related parties	250,000	(101,965)
Repayments of loan payables	(370,825)	(362,731)
Repayment of notes payable	(150,000)	—
Net proceeds from issuance of common stock	13,313,892	—
Net cash provided by (used in) financing activities	13,140,512	(746,637)

Net changes in cash and restricted cash	(2,569,766)	1,598,436
Cash and restricted cash at the beginning of the year	2,570,867	972,431
Cash and restricted cash at the end of the year	$1,101	$2,570,867

Supplemental disclosure of cash and restricted cash
Cash	$—	$2,569,766
Restricted cash	1,101	1,101
Total cash and restricted cash	$1,101	$2,570,867

Supplemental disclosure of cash flow information
Cash paid for interest	$104,451	$70,795
Cash paid for income taxes	$973,656	$8,481

Supplemental disclosure of non-cash investing and financing activities
Increase of right-of-use assets and lease liabilities	$10,196	$8,454,300

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024 AND 2023

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

On November 3, 2023, the Company incorporated a wholly-owned subsidiary AZLL LLC (“AZLL”) in Arizona. On April 8, 2024, AZLL closed an acquisition transaction and purchased 100% of the equity interests in Lee Lee Oriental Supermart, Inc (“Lee Lee”) for an aggregate purchase price of approximately $22.2 million, consisting of: (i) $7.0 million in cash paid immediately at the closing of the Transaction, and (ii) a senior secured note agreement with an original principal amount of approximately $15.2 million. Lee Lee owns three supermarkets specializing on South-East groceries in Arizona.

The Company, through its five subsidiaries, engages in the specialty grocery retailer business. The Company is a fast-growing specialty grocery retailer offering traditional Asian food and merchandise to U.S. consumers, in particular to Asian-American communities.

2. Summary of significant accounting policies

Going concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the year ended April 30, 2024, the Company had a net loss of approximately $3.34 million. The Company had an accumulated deficit of approximately $2.82 million and negative working capital of $16.86 million as of April 30, 2024, and negative cash flow from operating activities of approximately $3.50 million for the year ended April 30, 2024. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to increase its revenue by strengthening its sales force, providing attractive sales incentive programs, recruiting experienced industry-related managerial personnel, increasing marketing and promotion activities, seeking suppliers with competitive price and good quality products, opening or acquiring additional specialty supermarkets in the locations that have less-competition. If deemed necessary, management could also seek to raise additional funds by way of admitting strategic investors, or private or public offerings, or by seeking to obtain loans from banks or others, to support the Company’s daily operation. While management of the Company believes in the viability of its strategy to generate sufficient revenues and its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. If the Company is unable to raise additional funding to meet its working capital needs in the future, it may be forced to delay, reduce or cease its operations.

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

As of April 30, 2024 and 2023, the Company had NCIs of $221,123 and $267,947, respectively, which represent 9% of the equity interest of Maison San Gabriel, 14.75% of the equity interest of Maison Monrovia and 8.33% of the equity interest of Maison El Monte. For the years ended April 30, 2024 and 2023, the Company had net loss of $46,823 and net income of $387,498, respectively, that were attributable to NCIs.

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

Cash and cash equivalents

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of April 30, 2024 and 2023, cash balances held in the banks, exceeding the standard insurance amount, are $862,613 and $1,819,766, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

Cash from operating, investing and financing activities of the consolidated statement of cash flows are net of assets and liabilities acquired of Lee Lee for the year ended Aril 30, 2024 and Maison Monterey Park for the year ended April 30, 2023.

Restricted cash

Restricted cash is an amount of cash deposited with banks in conjunction with borrowings from banks. Restriction on the use of such cash and the interest earned thereon is imposed by the banks and remains effective throughout the terms of the bank borrowings and notes payable. Restricted cash is classified as non-current assets on the Company’s consolidated balance sheets, as all the balances are not expected to be released to cash within the next 12 months. As of April 30, 2024 and 2023, the Company had restricted cash of $1,101 and $1,101, respectively.

Credit losses

On May 1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s consolidated financial statements as of May 1, 2023.

The Company’s account receivables, prepayments, other receivables and other current assets in the balance sheet are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluates the expected credit losses on an individual basis. When establishing the loss rate, the Company makes the assessment on various factors, including historical experience, creditworthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are recorded as allowance for credit losses on the consolidated statements of operations. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amount that is previously reserved for, the Company will reduce the specific allowance for credit losses.

Accounts receivable

The Company’s accounts receivable arises from product sales. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of April 30, 2024 and 2023, there was no allowance for the doubtful accounts.

Accounts receivable — related parties

Accounts receivable consist primarily of receivables from related parties on 30-day credit terms and are presented net of an allowance for estimated uncollectible amounts. The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the accounts receivable is written off against the allowance. As of April 30, 2024 and 2023, there was no allowance for the doubtful accounts.

Prepayments

Prepayments are mainly comprised of cash deposited and advanced to suppliers for future inventory purchases and services to be performed. This amount is refundable and bears no interest. For any prepayments that management determines will not be in receipts of inventories, services, or refundable, the Company recognizes an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of April 30, 2024 and 2023, the Company had made prepayments to its vendors of $3,263,711 and $1,547,243, respectively. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary.

Other receivables and other current assets

Other receivables and other current assets primarily include non-interest-bearing loans of the other business entities, mainly the Company’s major vendors. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Management reviews the composition of other receivables and analyzes historical bad debts, and current economic trends to evaluate the adequacy of the reserves. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of April 30, 2024 and 2023, the Company did not have any bad debt allowance for other receivables.

Inventories, net

Inventories consisting of finished goods and products available for sale are primarily accounted for using the first-in, first-out method. Merchandise inventories are valued at the lower of cost or net realizable value. Cost is determined using the retail method for inventories. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a cost-to-retail ratio for various groupings of similar items to the retail value of inventories. Inherent in the retail inventory method calculations are certain management judgments and estimates which could impact the ending inventory valuation at cost, as well as the resulting gross margins. Physical inventory counts are taken on a cycle basis. The Company records an estimated inventory shrinkage reserve for the period between each store’s last physical inventory and the consolidated balance sheet date. The Company provides a reserve for inventory shrinkage for the years ended April 30, 2024 and 2023.

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

Impairment of long-lived assets

Long-lived assets, which include property and equipment, intangible assets with finite lives, and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the years ended April 30, 2024 and 2023.

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

In May 2021, the Company purchased a 10% equity interest in Dai Cheong Trading Company Inc., a grocery trading company, for $162,665 from DC Holding CA, Inc. DC Holding CA, Inc. is 100% owned by John Xu, the Chief Executive Officer, Chairman and President of the Company. See Note 12 — “Related party balances and transactions”.

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc, the legal entity holding the store for $40,775 from Ms. Grace Xu, the sole shareholder of HKGF Market of Alhambra, Inc. and a related party as the spouse of Mr. John Xu, the Chief Executive Officer, Chairman and President of the Company. See Note 12 — “Related party balances and transactions”.

Effective on December 14, 2023, the Company purchased 10% equity interest in TMA Liquor Inc., a liquor wholesale company, for $100,000. The Company paid $75,000 as of April 30, 2024.

Equity method investment

During the year ended April 30, 2024, the Company invested $1,800,000 for 49% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). See Note 7 — “Equity method investment”. The Company has determined that HKGF Arcadia is not a VIE and has evaluated its consolidation analysis under the voting interest model with the facts that the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly; the Management team of HKGF Arcadia was appointed by the 51% shareholder despite Maison and the 51% shareholder each appointed one director to the Board of Directors of HKGF Arcadia, the Company concluded that it should account for its investment in HKGF Arcadia under the equity method of accounting. Under this method, the investor (“Maison”) recognizes its share of the profits and losses of the investee (“HKGF Arcadia”) in the periods when these profits and losses are also reflected in the accounts of the investee. Any profit or loss recognized by the investor appears in its income statement, any recognized profit increases the investment recorded by the investor, while a recognized loss decreases the investment.

Investment in equity securities is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore the Company did not record any impairment charges for its investments for the year ended April 30, 2024.

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

If the fair value is less than the carrying value, the goodwill of the reporting unit is determined to be impaired, and the Company will record an impairment equal to the excess of the carrying value over its fair value. The Company did not record any impairment loss during the years ended April 30, 2024 and 2023.

Leases

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

The Company sells Company gift cards to customers. There are no administrative fees on unused gift cards, and the gift cards do not have an expiration date. Gift card sales are recorded as contract liability when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company’s gift card breakage rate is based upon historical redemption patterns, and it recognizes breakage revenue utilizing the redemption recognition method. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift card been redeemed. The Company’s contract liability related to gift cards was $965,696 and $449,334 as of April 30, 2024 and 2023, respectively.

The following table summarizes disaggregated revenue from contracts with customers by product group: perishable and non-perishable goods. Perishable product categories include meat, seafood, vegetables, and fruit. Non-perishable product categories include grocery, liquor, cigarettes, lottery, newspaper, reusable bag, non-food, and health products.

	Years ended April 30,
	2024	2023
Perishables	$31,358,590	$31,291,786
Non-perishables	26,684,571	24,107,326
Total revenues	$58,043,161	$55,399,112

Cost of sales

Cost of sales includes the rental expense, depreciation, the direct costs of purchased merchandise, shrinkage costs, store supplies, and inbound shipping costs. The cost of sales is a net of vendor’s rebates and discounts.

The Company subleases certain mini stores that are within the supermarket to other parties. The Company collects security deposits and rents from these sub-lease tenants. The rent income collected from sub-lease tenants are recognized as rental income reduction in rental expense.

Selling expenses

Selling expenses mainly consist of advertising costs, promotion expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expensed when the services are performed. The Company’s advertising expenses were $208,000 and $73,678 for the years ended April 30, 2024 and 2023, respectively. Starting from August 2023, the Company leased out certain spaces in the supermarket for people doing banner advertisement, and the Company recorded $54,351 advertising income from banner advertisement for the year ended April 30, 2024.

General and administrative expenses

General and administrative expenses mainly consist of payroll and related costs for employees involved in general corporate functions, professional fees and other general corporate expenses, as well as expenses associated with the use by these functions of facilities and equipment, such as rental and depreciation expenses.

Concentrations of risks

(a) Major customers

For the years ended April 30, 2024 and 2023, the Company did not have any customers that accounted for more than 10% of consolidated total net sales.

(b) Major vendors

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the years ended April 30, 2024 and 2023.

Year Ended April 30, 2024		Year Ended April 30, 2023
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	15%	A	20%
B	26%	B	18%
C	7%	C	14%

(c) Credit risks

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. Accounts receivable are typically unsecured and derived from products sold to customers and are thereby exposed to credit risk. However, the Company believes the concentration of credit risk in its accounts receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for credit losses based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Historically, the Company did not have any bad debt on its accounts receivable.

The Company also has loan receivables to its centralized vendors occasionally. The loan receivables are typically unsecured and exposed to credit risk. However, the Company believes that the loan receivables amount to its centralized vendor is managed by its finance department and these centralized vendors are still providing products monthly to the Company. The Company does not generally require collateral from the vendors. The Company also evaluates the need for an allowance for credit losses based on upon factors surrounding the credit risks. Historically, the Company did not have any bad debt on its loan receivables and all loan receivables been collected in subsequent period.

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

Earnings (loss) per share

Basic earnings (loss) per ordinary share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of common stock outstanding and of potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) is excluded from the calculation of diluted earnings per share. For the years ended April 30, 2024 and 2023, the Company had no dilutive potential common stock.

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

Segment Information

The Company’s chief operating decision-maker has been identified as the chief executive officer, who reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by different product types for purposes of allocating resources and evaluating financial performance. The Company and its subsidiaries offer grocery products, general merchandise, health and beauty care products, pharmacy and other items and services in its stores. The Company’s supermarket stores are geographically based, have similar economic characteristics, and similar expected long-term financial performance. The Company’s operating segments and reporting units are its four stores, which are reported in one reportable segment. There are no segment managers who are held accountable for operations, operating results, and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by ASC Topic 280, “Segment Reporting”, the Company considers itself to be operating within one reportable segment.

Recently Issued Accounting Pronouncements

In March 2023, the FASB issued ASU No. 2023-01, Lease (Topic 842): Common Control Arrangements (“ASU 2023-01”), which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for interim and annual reporting periods beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company’s management does not believe that the adoption of ASU 2023-01 will have a material impact on the Company’s consolidated financial statement presentation or disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures.” This ASU expands required public entities’ segment disclosures, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-07 will have on its condensed consolidated financial statement presentation or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU requires additional quantitative and qualitative income tax disclosures to enable financial statements users better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its condensed consolidated financial statement presentation or disclosures.

No other new accounting pronouncements issued or effective had, or are expected to have, a material impact on the Company’s consolidated financial statements.

3. Inventories, net

A summary of inventories, net was as follows:

	April 30, 2024	April 30, 2023

Perishables	$2,406,500	$487,912
Non-perishables	4,432,545	2,533,824
Reserve for inventory shrinkage	(36,790)	(42,750)
Inventories, net	$6,802,255	$2,978,986

Movements of reserve for inventory shrinkage were as follows:

	Year Ended April 30, 2024	Year Ended April 30, 2023

Beginning balance	$42,750	$135,122
GF Supermarket of MP, Inc. inventory shrinkage reserve at July 1, 2022	—	37,684
Provision for (reversal of) inventory shrinkage reserve	(5,960)	(130,056)
Ending Balance	$36,790	$42,750

4. Prepayments

Prepayments consisted of the following:

	April 30, 2024	April 30, 2023

Prepayment for inventory purchases	$2,784,647	$1,547,243
Prepaid directors and officers (“D&O”) insurance	130,354	-
Prepaid income tax	193,700	-
Prepaid professional service	25,607	-
Prepaid rent	129,403	-
Total prepayments	$3,263,711	$1,547,243

As of April 30, 2024, the prepayment for inventory purchases mainly consisted of $1,234,234 paid to GF Distribution, Inc., one of the Company’s major vendors, $1,515,065 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor and prepayment to other vendors of $35,347.

As of April 30, 2023, the prepayment mainly consisted of $1,527,243 paid to XHJC Holding Inc., which is the Company’s new centralized vendor and $20,000 paid to GF Distribution, Inc., the Company’s major vendor.

5. Property and equipment, net

Property and equipment consisted of the following:

	April 30, 2024	April 30, 2023

Furniture & Fixtures	$3,225,560	$3,025,516
Equipment	4,457,856	1,011,333
Leasehold Improvement	2,269,819	486,644
Automobile	715,948	37,672
Total property and equipment	10,669,183	4,561,165
Accumulated depreciation	(8,334,220)	(3,889,702)
Property and equipment, net	$2,334,963	$671,463

Depreciation expenses included in the general and administrative expenses for the years ended April 30, 2024 and 2023 were $26,727 and $32,865, respectively. Depreciation expenses included in the cost of sales for the years ended April 30, 2024 and 2023 were $267,269 and $326,887, respectively.

6. Intangible assets

Intangible assets consisted of the following:

	April 30, 2024	April 30, 2023

Liquid license	$17,482	$17,482
Software systems (a)	2,950,000	—
Trademark (b)	5,194,000	194,000
Total intangible assets	8,161,482	211,482
Accumulated amortization	182,571	14,153
Intangible assets, net	$7,978,911	$197,329

(a)	Software systems

On October 30, 2023, the Company entered a System Purchase and Implementation Consulting Agreement with Drem Consulting Pte. Ltd. for purchasing a merchandise display planning and management system for $1.5 million. The system uses advanced technology such as artificial intelligence, IoT (Internet of Things), client computing, etc. to optimize shelf display and planning, inventory control and customer services. The system is amortized over 10 years.

On November 22, 2023, the Company entered a Supply Chain Management System Purchase Agreement with WSYQR Limited to purchase a supply chain management system for $1.45 million. The system has the necessary software and hardware that was specifically designed for supermarkets application for the key units of 1) data synchronization across the entire supply chain, 2) centralized order processing and fulfillment, 3) refund and return processing, 4) customer complaints handling, and 5) distribution and delivery management and optimization. The system is amortized over 10 years.

(b)	Trademark

Trademark mainly consisted of 1) a trademark acquired through the acquisition of Maison Monterey Park on June 30, 2022. The fair value of the trademark from the acquisition of Maison Monterey Park at acquisition date was $194,000, to be amortized over 15 years; 2)) a trademark acquired through the acquisition of Lee Lee on April 7, 2024. The fair value of the trademark from the acquisition of Lee Lee at acquisition date was $5,000,000, to be amortized over 20 years.

The amortization expense for the years ended April 30, 2024 and 2023 was $168,418 and $10,778, respectively. Estimated amortization expense for each of the next five years at April 30, 2025 is as follows: $559,099, $559,099, $559,099, $559,099 and $559,066.

7. Equity method investment

During the year ended April 30, 2024, the Company invested $1,800,000 for 49% interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). The Company recorded $538,542 investment loss for the year ended April 30, 2024, as a result, the Company had investment of $1,261,458 into HKGF Arcadia as of April 30, 2024.

The following table shows the condensed balance sheet of HKGF Arcadia as of April 30, 2024.

April 30, 2024 (Unaudited)
ASSETS
Current Assets
Cash and equivalents	$—
Accounts receivable	59,245
Inventories, net	625,719
Total Current Assets	684,964
Property and equipment, net	923,883
Intangible asset, net	27,731
Goodwill	1,680,000
Security deposits	163,618
Total Assets	$3,480,196

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,481,932
Other payables	14,190
Bank overdraft	344,903
Total Current Liabilities	1,841,025

Total Liabilities	1,841,025

Stockholders’ Equity
Paid in Capital	3,800,000
Subscription receivable	(1,058,434)
Accumulated deficit	(1,102,395)
Total Stockholders’ Equity	1,639,171
Total Liabilities and Stockholders’ Equity	$3,480,196

The following table shows the condensed statement of operations of HKGF Arcadia for the period from July 1, 2023 to April 30, 2024.

Net Revenues
Supermarket	$6,513,079
Total Revenues, Net	6,513,079

Cost of Revenues
Supermarket	5,027,531
Total Cost of Revenues	5,027,531

Gross Profit	1,485,548

Operating Expenses	2,591,814
Total Operating Expenses	2,591,814
Loss from Operations	(1,106,266)

Other income	7,200
Loss Before Income Taxes	(1,099,066)
Income Tax Provisions	—

Net Loss	(1,099,066)

Net Loss Attributable to Maison Solutions Inc.	$(538,542)

8. Goodwill

Goodwill represented the excess fair value of the assets under the fair value of the identifiable assets owned at the closing of the acquisition of Maison Monterey Park and Lee Lee, including an assembled workforce, which cannot be sold or transferred separately from the other assets in the business. See Note 18 — “Acquisition of subsidiary” for additional information. As of April 30, 2024, the Company had goodwill of $16,957,147, consisting of $2,222,211 arising from Maison Monterey Park and $14,734,936 arising from Lee Lee acquisition. The Company did not record any impairment to the goodwill for the years ended April 30, 2024 and 2023.

9. Accrued expenses and other payables

Accrued expenses and other payables consisted of the following:

	April 30, 2024	April 30, 2023

Accrued payroll	$717,389	$301,527
Accrued interest expense	136,388	127,638
Accrued loss for legal matters (Note 17)	250,128	237,000
Other payables	242,886	26,878
Due to third parties, non-interest bearing, payable upon demand	161,302	145,775
Sales tax payable	118,989	28,978
Total accrued expenses and other payables	$1,627,082	$867,796

10. Note Payable

On April 8, 2024, AZLL closed an acquisition transaction and purchased 100% of the equity interests in Lee Lee for an aggregate purchase price of approximately $22.2 million, consisting of: (i) $7.0 million in cash paid immediately at the closing of the Transaction, and (ii) a senior secured note agreement with an original principal amount of approximately $15.2 million entered on April 8, 2024.

Under the senior secured note agreement, the Secured Note will accrue interest on the outstanding principal amount at an annual interest rate of five percent (5%). The payment schedule of the principal amount of the secured note is as follows: (i) $2.5 million due and immediately payable on each of May 8, 2024 and June 8, 2024; (ii) $1.5 million due and payable on each of September 8, 2024, October 8, 2024 and November 8, 2024; (iii) $1.0 million due and immediately payable on December 8, 2024; and (iv) approximately $4.7 million due and immediately payable on February 8, 2025. Additionally, pursuant to the terms and conditions of the senior secured note agreement, the principal amount may be adjusted to include certain Premium Guarantees (as defined in the senior secured note agreement) if certain conditions, as set forth in the senior secured note agreement and the purchase agreement, are not met.

Upon an “Event of Default” under the senior secured note agreement, the holders of the secured note will have certain rights, including the right to (i) declare all of the obligations, as defined in the senior secured note agreement to be immediately due and payable, and (ii) resume daily operational control of Lee Lee’s operations until such time as the obligations, as defined in the senior secured note agreement, have been satisfied. Additionally, if an “Event of Default” occurs, the outstanding principal amount will bear interest at the simple interest rate of 10 percent (10%) per annum, from the date of such Event of Default until all such sum are fully paid.

As of April 30, 2024, the Company had an outstanding note payable of $15,126,065 to the sellers of Lee Lee with an annual interest rate of 5%, the Company is required to repay the full amount before February 8, 2025 as described above.

As of April 30, 2023, the Company had an outstanding note payable of  $150,000 to a third-party individual with an annual interest rate of 10%, payable upon demand. The note had accrued interest of $30,000 and $21,500 as of April 30, 2024 and 2023, respectively. On November 7, 2023, the Company repaid the principle of $150,000. As of April 30, 2024, the Company had accrued interest of $30,000 on this note, to be paid upon demand from the lender.

11. Loan payables

A summary of the Company’s loans was listed as follows:

Lender	Due date	April 30, 2024	April 30, 2023

American First National Bank	March 2, 2024	$-	$307,798
U.S. Small Business Administration	June 15, 2050	2,561,299	2,624,329
Total loan payables		2,561,299	2,932,127
Current portion of loan payables		(65,098)	(370,828)
Non-current loan payables		$2,496,201	$2,561,299

American First National Bank — a National Banking Association

On March 2, 2017, Maison Monrovia entered into a $1.0 million Business Loan Agreement with American First National Bank, a National Banking Association (“American First National Bank”), at a 4.5% annual interest rate with a maturity date on March 2, 2024 (the “Monrovia AFNB Loan”). On March 2, 2017, Maison San Gabriel, entered into a $1.0 million Business Loan Agreement with American First National Bank at a 4.5% annual interest rate with a maturity date on March 2, 2024 (the “San Gabriel AFNB Loan,” and, together with the Monrovia AFNB Loan, the “AFNB Loans”). The covenant of the AFNB Loans required that, so long as the loan agreements remains in effect, borrower will maintain a ratio of debt service coverage within 1.300 to 1.000. This coverage ratio was evaluated as of the end of each fiscal year. The interest rate for the AFNB Loans is subject to change from time to time based on changes in an independent index which is the Wall Street Journal US prime as published in the Wall Street Journal Money Rate Section. The annual interest rate for the AFNB Loans was ranging from 4.5% to 7.75% for the year ended April 30, 2023, and was 7.75% for the year ended April 30, 2024.

The collateral for the AFNB Loans is personally guaranteed by Mr. Wu, who is the prior owner and applicant for the bank loan, and each store’s assets including inventory, fixture, equipment, etc. At the same time, the Company maintained a minimum of $1.0 million in general liability insurance to cover the collateral business assets located at 935 W. Duarte Dr. Monrovia, CA 91016. As of April 30, 2022, the coverage ratio for Maison Monrovia was 1.01 and the coverage ratio for Maison San Gabriel was 2.00. The Company reported this situation to American First National Bank and there was no change on the term up to the date the Company issued these consolidated financial statements. The interest expense for the loan was $31,170 and $31,416 for the years ended April 30, 2024 and 2023, respectively. The American First National Bank loans were repaid in full as of April 30, 2024.

U.S. Small Business Administration (the “SBA”)

Borrower	Due date	April 30, 2024	April 30, 2023

Maison Monrovia	June 15, 2050	$145,071	$148,574
Maison San Gabriel	June 15, 2050	1,933,394	1,980,725
Maison El Monte	June 15, 2050	482,834	495,030
Total SBA loan payables		$2,561,299	$2,624,329

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

Per the SBA loan agreement, all interest payments on these three loans were deferred to December 2022. As of April 30, 2024 and 2023, the Company’s aggregate balance on the three SBA loans was $2,561,299 and $2,624,329, respectively. Interest expenses were $93,090 and $95,081 for the years ended April 30, 2024 and 2023, respectively. During the years ended April 30, 2024, the Company made repayment of $156,120 (which includes principal of $63,030 and interest expense of $93,090).

As of April 30, 2024, the future minimum principal amount of loan payments to be paid by year were as follows:

Year Ending April 30,	Amount
2025	$65,098
2026	67,243
2027	69,471
2028	71,784
2029	74,185
Thereafter	2,213,518
Total	$2,561,299

12. Related party balances and transactions

Related party transactions

Sales to related parties

Name of Related Party	Nature	Relationship	Year ended April 30, 2024	Year ended April 30, 2023

United Food LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$12,564	$30,052
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	119,730	—
Grantstone, Inc.	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	3,623	—
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	236,681	654,086
Total			$372,598	$684,138

Purchases from related parties

Name of Related Party	Nature	Relationship	Year Ended April 30, 2024	Year Ended April 30, 2023

United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$42,257	$52,848
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	52,913	—
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	179,963	184,969
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	4,068	8,379
Total			$279,201	$246,196

Investment in equity purchased from related parties

Name of Investment Company	Nature of Operation	Investment percentage	Relationship	As of April 30, 2024	As of April 30, 2023

Dai Cheong Trading Co Inc.	Import and wholesales of groceries	10%	John Xu, the Company’s Chief Executive Officer, Chairman and President, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	$162,665	$162,665
HKGF Market of Alhambra, Inc.	Supermarket product sales	10%	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	40,775	40,775
Total				$203,440	$203,440

In May 2021, the Company purchased a 10% equity interest in Dai Cheong Trading Company Inc., a grocery trading company, for $162,665 from DC Holding CA, Inc. DC Holding CA, Inc. is owned by John Xu, the Chief Executive Officer, Chairman and President of the Company.

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc, the legal entity holding the Alhambra store for $40,775 from Ms. Grace Xu, a related party as the spouse of Mr. John Xu, the Chief Executive Officer, Chairman and President of the Company.

Related party balances

Accounts receivable — sales to related parties

Name of Related Party	Nature	Relationship	April 30, 2024	April 30, 2023

HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	$10,922	$—
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	79,258	283,005
JC Business Guys, Inc.	Supermarket product sales	Shareholder with 51% equity interest of HKGF Market of Arcadia, LLC	66,728	—
Grantstone Inc.	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	10,550	—
United Food, LLC	Supermarket product sales	John Xu, ultimately owns 24% of United Food, LLC	292,189	6,610
Total			$459,647	$289,615

Accounts payable — purchase from related parties

Name of Related Party	Nature	Relationship	April 30, 2024	April 30, 2023

Hong Kong Supermarket of Monterey Park, Ltd.	Due on demand, non-interest bearing	John Xu, controls this entity	$440,166	$438,725
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc. prior to the 10% equity interest acquisition by Maison	30,439	26,585
Total			$470,605	$465,310

Other receivables — related parties

Name of Related Party	Nature	Relationship	April 30, 2024	April 30, 2023

Ideal Investment	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	$3,995	$3,995
Ideal City Capital	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	30,000	30,000
Total			$33,995	$33,995

Other payables — related parties

Name of Related Party	Nature	Relationship	April 30, 2024	April 30, 2023

John Xu	due on demand, non-interest bearing	The Company’s Chief Executive Officer, Chairman and President	$200,811	$200,810
Grace Xu	due on demand, non-interest bearing	Spouse of John Xu	40,775	40,775
New Victory Foods Inc	due on demand, non-interest bearing	John Xu, owns this entity with 100% ownership	250,000	—
Total			$491,586	$241,585

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

The Company’s leases mainly consist of store rent and copier rent. The store lease detail information is listed below:

Store	Lease Term Due
Maison Monrovia *	August 31, 2055 (with extension)
Maison San Gabriel	November 30, 2030
Maison El Monte	July 14, 2028
Maison Monterey Park	May 1, 2028
Lee Lee - Peoria store	January 31, 2044 (with extension)
Lee Lee - Chandler store	February 8, 2049 (with extension)
Lee Lee - Tucson store	December 31, 2050 (with extension)

*	On April 1, 2023, the Company renewed lease of Maison Monrovia for additional five years with new monthly based rent of $40,000 for first year and 3% increase for each of the next four years. On July 6, 2023, the Company and the lessor entered an amendment to lease, pursuant to which the lessor will provide monthly basic rent abatement of $5,000 from August 1, 2023 through March 31, 2024, $2,500 from April 1, 2024 through March 31, 2025, and $1,000 from April 1, 2025 through March 31, 2026. As a result of increased monthly base rent, the Company remeasured the lease and determined the ROU and lease liability of this lease increased by $3.62 million for each.

As of April 30, 2024, the average remaining term of the supermarkets’ store lease was 16.80 years. As of April 30, 2023, the average remaining term of the supermarkets’ store lease was 10.07 years.

In June and November 2022, the Company entered three leases for three copiers with terms of 63 months for each. In January 2024, Maison El Monte entered a lease for copy with terms of 63 months. As of April 30, 2024, the average remaining term of the copier lease was 3.87 years. As of April 30, 2023, the average remaining term of the copier lease is 4.54 years.

The copier lease detail information was listed below:

Store	Lease Term Due
Maison Monrovia	January 1, 2028
Maison San Gabriel	January 1, 2028
Maison Monterey Park	August 1, 2027
Maison El Monte	March 10, 2029

The Company’s total lease expenses under ASC 842 are $3.22 million and $2.72 million for the years ended April 30, 2024 and 2023 , respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of range from 4.5% to 7.50%, which was determined using the Company’s incremental borrowing rate.

The Company’s operating ROU assets and lease liabilities were as follows:

	April 30, 2024	April 30, 2023

Operating ROU:
ROU assets – supermarket leases	$40,695,438	$22,517,925
ROU assets – copier leases	31,209	27,265
Total operating ROU assets	$40,726,647	$22,545,190

	April 30, 2024	April 30, 2023

Operating lease obligations:
Current operating lease liabilities	$4,088,678	$1,761,182
Non-current operating lease liabilities	39,015,252	22,711,760
Total lease liabilities	$43,103,930	$24,472,942

As of April 30, 2024, the five-year maturity of the Company’s operating lease liabilities was as following:

Twelve Months Ended April 30,	Operating lease liabilities
2025	$4,088,678
2026	4,186,193
2027	4,263,109
2028	4,306,846
2020	2,912,078
Thereafter	52,131,701
Total future undiscounted lease payments	71,888,605
Less: interest	(28,784,675)
Present value of lease liabilities	$43,103,930

14. Stockholder’s equity

Common stock

Maison was initially authorized to issue 500,000 shares of common stock with a par value of $0.0001 per share. On September 8, 2021, the total number of authorized shares of all classes of stock was increased to 100,000,000 by way of a 200-for-1 stock split, among which, the authorized shares were divided into (i) 95,000,000 shares of common stock, par value of $0.0001 per share (the “common stock”) of which (a) 92,000,000 shares shall be a series designated as Class A common stock (the “Class A common stock”), and (b) 3,000,000 shares shall be a series designated as Class B common stock (the “Class B common stock”), and (ii) 5,000,000 shares of preferred stock, par value $0.0001 per share (the “preferred stock”). For the Class A common stock and Class B common stock, the rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one (1) vote. Each share of Class B common stock is entitled to ten (10) votes and is convertible at any time into one share of Class A common stock. As of April 30, 2024, John Xu, the Company’s Chief Executive Officer, Chairman and President, holds all of our outstanding shares of Class B common stock. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively adjusted to reflect (i) the increase of share capital as if the change of share numbers became effective as of the beginning of the first period presented for Maison Group and (ii) the reclassification of all outstanding shares of our common stock beneficially owned by Golden Tree USA Inc. into Class B common stock, which are collectively referred to as the “Reclassification.”

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

Following is a summary of the activities of warrants for the period ended April 30, 2024:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding as of April 30, 2023	—	$—	—
Exercisable as of April 30, 2023	—	$—	—
Granted	125,000	4.80	5.00
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of April 30, 2024	125,000	$4.80	4.42
Exercisable as of April 30, 2024	—	$—	—

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

15. Income Taxes

Maison Solutions is a Delaware holding company that is subject to the U.S. income tax of 21%. Maison Monrovia and Maison San Gabriel are pass through entities whose income or losses flow through Maison Solution’s income tax return. Maison El Monte and Maison Monterey Park are Subchapter C corporation (“C-Corp”) incorporated in the state of California, are subject to U.S. income tax of 21% and California state income tax of 8.84%. Lee Lee is a Subchapter S corporation (“S-Corp”) incorporated in the state of Arizona prior to the acquisition by Maison, and is currently in the process of converting into Limited Liability Company (“LLC”), both the S-Corp and LLC are pass through entities whose income or losses flow through Maison Solution’s income tax return.

The provision for income taxes provisions consisted of the following components:

	Year ended April 30, 2024	Year ended April 30, 2023

Current:
Federal income tax expense	$312,010	$223,512
State income tax expense	140,250	116,099
Deferred:
Federal income tax benefit	(9,136)	(2,345)
State income tax benefit	(2,562)	(780)
Total	$440,562	$336,486

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income (loss) before income taxes:

	Year ended April 30, 2024	Year ended April 30, 2023

Federal statutory rate expense (benefit)	(618,758)	414,915
State statutory rate, net of effect of state income tax deductible to federal income tax	(185,283)	139,966
Permanent difference – penalties, interest, and others	32,047	(33,326)
Utilization of NOL	-	(289,350)
Change in valuation allowance	1,212,556	104,281
Tax expense per financial statements	440,562	336,486

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes were comprised of the following:

	April 30, 2024	April 30, 2023

Deferred tax assets:
Bad debt expense	$66,888	$70,929
Inventory impairment loss	38,279	—
Investment loss on equity method investment	150,684	—
Lease liabilities, net of ROU	660,713	441,997
NOL	1,125,192	583,490
Valuation allowance	(2,026,613)	(1,085,551)
Deferred tax assets, net	$15,143	$10,865

Deferred tax liability:
Trademark acquired at acquisition of Maison Monterey Park and Lee Lee	$1,287,403	$51,273
Deferred tax liability, net of deferred tax assets	$1,272,260	$40,408

As of April 30, 2024 and 2023, Maison and Maison El Monte had approximately $3.20 million and $2.25 million, respectively, of U.S. federal NOL carryovers available to offset future taxable income which do not expire but are limited to 80% of income until utilized. As of April 30, 2024 and 2023, Maison and Maison El Monte had approximately $3.56 million and $1.58 million, respectively, of California state net operating loss which can be carried forward up to 20 years to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

The Company recorded $10,985 and $57,835 of interest and penalties related to understated income tax payments for the years ended April 30, 2024 and 2023, respectively. As of April 30, 2024 and 2023, the Company had significant uncertain tax positions of $0 and $103,282, respectively.

As of April 30, 2024, the Company’s U.S. income tax returns filed for the year ending on December 31, 2020 and thereafter are subject to examination by the relevant taxation authorities.

16. Other income

For the year ended April 30, 2024, other income mainly consisted of $0.38 million employee retention credit (“ERC”) received. For the year and April 30, 2023, other income mainly consisted of $1.88 million employee retention credit (“ERC”) received. The ERC is a tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

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

On January 2, 2024, the Company and our executive officers and directors, as well as Joseph Stone Capital LLC, and AC Sunshine Securities LLC, the underwriters in the Company’s initial public offering (together, the “Defendants”), were named in a class action complaint filed in the Supreme Court of the State of New York alleging violations of Sections 11 and 15 of the Securities Act of 1933, as amended (Ilsan Kim v. Maison Solutions Inc., et. al, Index No. 150024/2024). As relief, the plaintiffs are seeking, among other things, compensatory damages.  On or about April 17, 2024, the parties agreed to stay the action in favor of the Rick Green matter described immediately below.

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

The Company and Defendants believe the allegations in both complaints are without merit and intend to defend each suit vigorously. It is reasonably possible that a loss may be incurred; however, the possible range of losses is not reasonably estimable given the pending status of the cases.

On April 9, 2024, a shareholder derivative action was brought by Shah Azad derivatively on behalf of the Company against John Xu, Tao Han, Alexandria Lopez, Bin Wang, Mark Willis, and Xiaoxia Zhang, and the Company itself as a nominal defendant. The complaint was filed in the United States District Court for the Central District of California, Case No. 2:24-cv-02897. On April 12, 2024, another derivative complaint was filed by Arnab Baral in the United States District Court Central District of California, Case No. 2:24-cv-03018. The two cases have since been consolidated, with the Azad case taking lead. The lawsuits allege breaches of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act. The claims arise from the allegations underlying the class action securities lawsuits. On July 19, 2024, the Court ordered the Azad case stayed until a motion to dismiss is heard in the class action securities action.

In May 2020, Maison El Monte was named as a co-defendant in a complaint filed by a consumer advocacy group alleging violations of a California health and safety regulation. The case is pending in the Superior Court of the State of California. It is reasonably possible that a loss may be incurred; however, the possible range of losses is not reasonably estimable given the pending status of the case. As such, the Company has not made any accruals of possible loss for the year ended April 30, 2023 and 2024 related to this case.

In June 2022, Maison San Gabriel entered into a confidential settlement agreement with the plaintiff in connection with a California employment law case whereby Maison San Gabriel agreed to pay $245,000 to plaintiff in full settlement of all claims in the case. As a result of the settlement agreement, the Company accrued $245,000 as a loss relating to the case as of April 30, 2024.

On September 8, 2023, a complaint was filed by former employee against Maison San Gabriel for wrongful termination and labor law violation. Maison San Gabriel filed a genal denial in November 2023, and case management conference is scheduled for November 21, 2024.

On January 22, 2024, a small claim complained was filed against Maison Monterey Park for unpaid invoice. The Court granted plaintiff a judgement against Maison Monterey Park for $5,128 on April 25, 2024. Maison Monterey Park filed a Notice of Motion to vacate judgment in June 2024, hearing on motion to vacate judgment is scheduled in July 2024. It is reasonably possible that a loss may be incurred; however, the possible range of losses is not reasonably estimable given the pending status of the motion to vacate judgment.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Goodwill as a result of the acquisition of Maison Monterey Park was calculated as follows:

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

On April 4, 2024, AZLL, an Arizona limited liability company and a wholly-owned subsidiary of Maison, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Meng Truong (“Meng Truong”) and Paulina Truong (“Paulina Truong” and, together with Meng Truong, the “Sellers”), pursuant to which AZLL purchased 100% of the outstanding equity interests in Lee Lee from the Sellers. The transaction was closed on April 8, 2024.

Pursuant to the Purchase Agreement, Purchaser agreed to pay to the Sellers an aggregate purchase price of approximately $22.2 million, subject to certain adjustments as set forth in the Purchase Agreement, consisting of: (i) $7.0 million in cash paid immediately at the closing of the Transaction, and (ii) a senior secured note agreement with an original principal amount of approximately $15.2 million, subject to certain adjustments. In addition, the Purchase Agreement contained customary representations and warranties, and indemnification, non-competition, non-solicitation and confidentiality provisions.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Goodwill as a result of the acquisition of Lee Lee was calculated as follows:

Total purchase considerations *	$22,126,065
Fair value of tangible assets acquired:
Other receivables	155,010
Property and equipment	1,574,818
Security deposits	485,518
Inventory	4,731,664
Operating lease right-of-use assets,	20,271,511
Intangible assets (trademark) acquired	5,000,000
Total identifiable assets acquired	32,218,521

Fair value of liabilities assumed:
Accounts payable	(2,348,465)
Contract liabilities	(13,035)
Accrued liabilities and other payables	(402,894)
Due to related parties	(485,518)
Tenant security deposits	(13,800)
Operating lease liabilities	(20,320,131)
Deferred tax liability	(1,243,550)
Total liabilities assumed	(24,827,393)
Net identifiable assets acquired	7,391,128
Goodwill as a result of the acquisition	$14,734,936

*	include purchase price adjustments for 1) reducing purchase price by $80,000 for the accrued sick-pay liability of the Company of the sellers prior to the closing date, and 2) increasing purchase price by $18,032 to compensate seller for the seller’s security deposit for the Peoria Lease which shall be left for the purchaser.

The following condensed unaudited pro forma consolidated results of operations for the Company for the year ended April 30, 2024 and 2023 present the results of operations of the Company, Maison Monterey Park and Lee Lee as if the acquisitions occurred on May 1, 2023 and 2022, respectively.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the years ended April 30,
(Unaudited)	2024	2023
Revenue	$131,058,149	$135,904,940
Operating costs and expenses	133,428,785	131,325,144
Income (loss) from operations	(2,370,636)	4,579,796
Other income	588,694	2,384,951
Income tax expense	(592,274)	(1,506,528)
Net income (loss)	$(2,374,216)	$5,458,219

19. Subsequent Event

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company does not have any major subsequent events that need to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 1, 2022, Friedman LLP (“Friedman”) combined with Marcum LLP. Friedman served as the Company's independent registered public accounting firm from June 15, 2021 through January 14, 2023. On January 3, 2023, the Company engaged Kreit & Chiu CPA LLP (“KC”) to serve as its independent registered public accounting firm, subject to the completion of all necessary client acceptance procedures and the required communications between KC and the predecessor auditor, which were completed on January 17, 2023.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, and the information described below in this Item 9A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at April 30, 2024 due to the previously identified material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2024, based on the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of April 30, 2024 due to the previously identified material weaknesses described below.

Management has implemented remediation steps as described below to improve our internal control over financial reporting. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude Lee Lee from its assessment of internal control over financial reporting as of April 30, 2024. The Lee Lee acquisition represented approximately 7.9% of our total consolidated revenue for the year ended April 30, 2024.

This Annual Report on Form 10-K does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Material Weaknesses in Internal Control over Financial Reporting

We identified material weaknesses in our internal control over financial reporting at April 30, 2024 as set forth below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

As previously reported, management has determined that the Company has the following material weaknesses in its internal control over financial reporting, which continue to exist as of April 30, 2024, as related to: (i) insufficient full-time employees with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP and address complex accounting issues under U.S. GAAP; (ii) the lack of timely related party transaction monitoring and the failure to keep a related party list and keep records of related party transactions on a regular basis; (iii) the failure to keep an up-to-date perpetual inventory control system or timely perform company-wide inventory count at or near its fiscal year-end date. Specifically, maintaining records for inbound warehouse purchases or have specialized personnel to scan goods into the warehouse on a timely basis; (iv) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned; ;(v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management; and (vi) accounting personnel have the ability in the accounting system to prepare, review, and post the same accounting journal entry.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, following the identification and communication of the material weaknesses, management commenced remediation actions relating to the material weaknesses beginning in the first quarter of fiscal year 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is information concerning our current executive officers and directors.

Name	Age	Position(s)
John Xu	47	President and Chief Executive Officer and Chairman of the Board
Alexandria M. Lopez	39	Chief Financial Officer and Director
Mark Willis	67	Director
Bin Wang	66	Director
Dr. Xiaoxia Zhang	54	Director
Tao Han	50	Chief Operating Officer

There are no family relationships between our executive officers and members of our Board.

Backgrounds of Current Executive Officers and Directors

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

Mark Willis has served as a member of our board of directors since June 2023. Mr. Willis is the founder and Chief Executive Officer of ParQuest Consulting, which he founded in 2015. Mr. Willis previously served as a member of the transition team of New York City Mayor Eric Adams from 2021 to 2022. Prior to these roles, Mr. Willis served in various roles at Morgan Stanley Wealth Management, from 1998 to 2015. Mr. Willis has a BBA in Finance and Investments from Baruch College and an MBA with a concentration computer methodology from the Baruch College Graduate School of Business.

We believe Mr. Willis’s qualifications to serve on our board of directors include his substantial experience in business management and finance as well as his expertise and resources in financial services.

Bin Wang has served as a member of our board of directors since June 2023. Mr. Wang is the Managing Director of Eon Capital International Ltd, a Hong Kong-incorporated corporate advisory service company since 2007. Mr. Wang also serves as a member of the board of directors of Fly-E Group, Inc. (NASDAQ: FLYE) since May 2024. He also acted as the Chairman and Chief Executive Officer of Alberton Acquisition Corp. (ALAC), a NASDAQ listed company from 2018 to 2020. From 2010 to 2012, he served as Independent Board Director of Sky Digital Stores Corp. (SKYC), participating in the company’s a public listing process. Mr. Wang began his financial career in 1994 with Chemical Bank, as market segment manager for developing the bank’s commercial banking business in the US domestic Asian market. He then served as Vice President and Team Leader of Chase International Financial Services after Chemical Bank’s merger into Chase in 1996 and later combination into JP Morgan Chase in 2000. He continued his service at JP Morgan Chase with a broad range of management responsibilities in the development and growth of the bank’s international business until 2006. Mr. Wang graduated from Northwestern Polytechnic University in 1980, received his M.S. degree in Mechanical Engineering from Xi’an Jiaotong University in 1983 and he obtained his M.A. in economics from Illinois State University in 1992. Mr. Wang has over 30 years of management experience in financial industry and has provided his financial advisory services to dozens of corporate clients in both the United States and Asia.

We believe Mr. Wang’s qualifications to serve on our board of directors include his substantial experience in business management as well as his expertise and resources in financial services.

Dr. Xiaoxia Zhang has served as a member of our board of directors since June 2023. Dr. Zhang serves as a consultant for a number of Chinese companies with U.S. operations, focusing on strategy, resourcing, technology and supply chain management. Her clients include Yangfang Shengli Catering, which she helped to grow from its origins as a street vendor to a full-industry-chain company that specializes in hala catering, food processing, packaging, central kitchen and restaurants, and to expand its footprint in the New York and California markets. Dr. Zhang also advises Shanxi Hongtong Fenghe Agroforestr, where she helped to develop its signature product, “Yulu Fragrant Pear”, which is known as the “King of Chinese Pears” and to streamline the company’s supply chain process, increasing company efficiency and profitability. Dr. Zhang also serves as Deputy Director at Renmin University of China Lifelong Learning Center, a position she has held since 2014. She previously served as Chairwoman at Zhongguancun Dongsheng New Urbanization Industry Alliance from 2016 to 2020 and Vice Dean at Tianjin Bohai Urban Development Research Institute from 2011 to 2021. Dr. Zhang received her Doctoral Degree in environment science from Peking University in 2004.

We believe Dr. Zhang’s qualifications to serve on our board of directors include her substantial experience in consulting and supply chain management and development as well as her experience with growth stage companies.

Tao Han has served as our Chief Operating Officer since October 2023. Since October 2020, Mr. Han has served as the general manager of our stores located in San Gabriel, El Monte and Monrovia. Prior to 2020, Mr. Han has served various managerial positions in retail supermarkets for more than 10 years. From 2017 to 2020, Mr. Han was a marketing manager for Hema Fresh in Beijing. From 2011 to 2017, Mr. Han served as administrative manager of Yonghui Supermarket, a public retail company in China. From 2001 to 2011, he was the Head of Management of Iko-Yokato Beijing.

Board of Directors

Board Composition

Our business and affairs are managed under the direction of our board of directors (the “Board”). Our Amended and Restated Bylaws provide that our board of directors shall consist of a number of directors to be fixed from time to time by the board. Our Board currently consists of five directors, of which Bin Wang, Mark Willis and Dr. Xiaoxia Zhang qualify as independent directors under the corporate governance standards of Nasdaq and the independence requirements of Rule 10A-3 under the Exchange Act. Members of our Board will be elected at our annual meeting of stockholders to hold office until their successors have been elected and qualified, subject to prior death, resignation, disqualification or removal from office.

Controlled Company

We are a “Controlled Company” as defined under the Nasdaq Stock Market Rules because, and as long as, Mr. John Xu, our Chairman and Chief Executive Officer, holds more than 50% of the Company’s voting power, he will exercise control over the management and affairs of the company and matters requiring stockholder approval, including the election of the Company’s directors. Mr. Xu, who controls more than 50% of the voting power of our outstanding capital stock, has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our Company. For so long as we remain a Controlled Company under that definition, we are permitted to elect, and intend, to rely on certain exemptions from corporate governance rules of Nasdaq, including:

●	an exemption from the rule that a majority of our board of directors must be independent directors;

●	an exemption from the rule that the compensation of our chief executive officer must be determined or recommended solely by independent directors; and

●	an exemption from the rule that our director nominees must be selected or recommended solely by independent directors.

Committees of the Board of Directors

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee member has been appointed by the Board to serve until his or her successor is elected and qualified, unless he or she is earlier removed or resigns.

Audit Committee

Our audit committee consists of Dr. Xiaoxia Zhang, Bin Wang and Mark Willis. The Board has determined that each of the members of the audit committee satisfy the independence requirements of the Nasdaq corporate governance standards and Rule 10A-3 under the Exchange Act and is financially literate (as defined under the rules of Nasdaq). In arriving at this determination, the Board has examined each audit committee member’s scope of experience, the nature of their prior and/or current employment and all other factors determined to be relevant under the rules and regulations of Nasdaq and the SEC.

Bin Wang serves as the chair of the audit committee. The Board has determined that Bin Wang qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq rules. In making this determination, the Board has considered formal education and previous professional experience in financial roles. Both the Company’s independent registered public accounting firm and management will periodically meet privately with the audit committee members.

The audit committee has responsibility for, among other things:

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

The audit committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

Our Board has adopted a written charter for our audit committee, which is available on our corporate website at www.maisonsolutionsinc.com.

The composition and function of the audit committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. The Company will comply with future requirements to the extent they become applicable to the Company.

Compensation Committee

Our compensation committee consists of Mark Willis, Bin Wang and Dr. Xiaoxia Zhang. The Board has determined that each of the members of nominating and corporate governance committee satisfy the independence requirements of Nasdaq and the SEC. Mark Willis serves as the chair of the compensation committee. The functions of the compensation committee include, among other things:

●	reviewing our compensation practices and policies, including equity benefit plans and incentive compensation;

●	reviewing key employee compensation policies;

●	monitoring performance and compensation of our employee-directors, officers and other key employees; and

●	preparing recommendations and periodic reports to the board of directors concerning these matters.

Our Board has adopted a written charter for our compensation committee, which is available on our corporate website at www.maisonsolutionsinc.com.

The composition and function of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. The Company will comply with future requirements to the extent they become applicable to the Company.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Bin Wang, Mark Willis and Dr. Xiaoxia Zhang. The Board has determined that each of the members of nominating and corporate governance committee satisfy the independence requirements of Nasdaq and the SEC. Bin Wang serves as the chair of the nominating and corporate governance committee. The functions of the nominating and corporate governance committee include, among other things:

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

Our Board has adopted a written charter for our nominating and corporate governance committee, which is available on our corporate website at www.maisonsolutionsinc.com.

The composition and function of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. The Company will comply with future requirements to the extent they become applicable.

Code of Ethics

Our Board has adopted a code of ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, employees, consultants and contractors. The code of ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of ethics, employee misconduct, conflicts of interest or other violations. Our code of ethics is publicly available on our website at www.maisonsolutionsinc.com. Any waiver of our code of ethics with respect to our directors, executive officers or other principal financial officers may only be authorized by our board of directors and will be disclosed as required by applicable law and the listing rules of Nasdaq.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The following table sets forth information concerning the compensation of each person who served as a non-employee director of the Company during the year ended April 30, 2024.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Mark Willis	50,000	—	50,000
Bin Wang	50,000	—	50,000
Dr. Xiaoxia Zhang	50,000	—	50,000

Director Service Agreements

In connection with the election as our directors, each of our current non-employee directors (including the independent directors) has entered into a standard director service agreement (the “Director Service Agreements”) with us, pursuant to which (a) such director will be entitled to annual cash retainers and/or equity incentive plans (which have yet to be established), (b) we agreed to indemnify our directors to the fullest extent authorized in our governing documents and applicable law, and such indemnity only applies if the director acted honestly and in good faith with a view to our best interests and, in the case of criminal proceedings, we had no reasonable cause to believe that the director’s conduct was unlawful; and (c) the directorship term will expire at the next annual stockholders meeting, subject to earlier extraordinary events. Pursuant to the Director Service Agreements, our current non-employee directors received an annual cash retainer of $50,000 paid quarterly in arrears. Directors who are employees of our Company do not receive additional compensation for service as members of either our Board or its committees.

Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the section titled “Summary Compensation Table” below. The table summarizes the compensation paid to our principal executive officer and each of our other named executive officers determined under 402(m)(2) of Regulation S-K during 2024 and 2023. We refer to these individuals as our “named executive officers.” In fiscal years ended April 30, 2024 and 2023, our named executive officers and their positions were as follows:

●	John Xu, our President and Chief Executive Officer;

●	Alexandria M. Lopez, our Chief Financial Officer; and

●	Tao Han, our Chief Operating Officer.

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other named executive officers during the last two fiscal years.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John Xu,(1)	2024	143,000	—	—	—	—	—	—	—
President and Chief Executive Officer	2023	71,000	—	—	—	—	—	—	—
Alexandria M. Lopez,	2024	106,000	—	—	—	—	—	—	—
Chief Financial Officer	2023	106,000	—	—	—	—	—	—	—
Tao Han,	2024	86,400	—	—	—	—	—	—	—
Chief Operating Officer	2023	86,400	—	—	—	—	—	—	—

(1)	John Xu’s annual base salary was increased to $143,000 as of March 17, 2023.

Employment Agreements

We have entered into employment agreements with each of our named executive officers that generally set forth the terms and conditions of employment. The material terms of the employment agreements with each of our named executive officers are described below.

John Xu Employment Agreement

We entered into an employment agreement with Mr. Xu on October 1, 2021 to serve as the Company’s Chief Executive Officer. Mr. Xu’s employment agreement provides for his service as the Company’s Chief Executive Officer for an unspecified term and on an at-will basis. Pursuant to his employment agreement, Mr. Xu is entitled to an annual base salary of $143,000. If Mr. Xu violates the terms of his employment agreement, the Company may terminate his employment without notice and with one-month salary as compensation and as his exclusive remedy. Mr. Xu’s employment agreement also provides for certain non-compete and non-solicitation covenants. The term of Mr. Xu’s employment agreement began on October 1, 2021 for an initial period of three year, and automatically renews for successive three-year periods unless otherwise terminated.

Alexandria M. Lopez Employment Agreement

We entered into an employment agreement with Ms. Lopez on October 1, 2021 to serve as the Company’s Chief Financial Officer. Ms. Lopez’s employment agreement provides for her service as the Company’s Chief Financial Officer for an unspecified term and on an at-will basis. Pursuant to her employment agreement, Ms. Lopez is entitled to an annual base salary of $106,000. If Ms. Lopez violates the terms of her employment agreement, the Company may terminate her employment without notice and with one-month salary as compensation and as her exclusive remedy. Ms. Lopez’s employment agreement also provides for certain non-compete and non-solicitation covenants. The term of Ms. Lopez’s employment agreement began on October 1, 2021 for an initial period of one year, and automatically renews for successive one-year periods unless otherwise terminated.

Tao Han Employment Agreement

We entered into an employment agreement with Mr. Han on October 1, 2021 to serve as the Company’s Chief Operating Officer. Mr. Han’s employment agreement provides for his service as the Company’s Chief Operating Officer for an unspecified term and on an at-will basis. Pursuant to his employment agreement, Mr. Han is entitled to an annual base salary of $86,400. If Mr. Han violates the terms of his employment agreement, the Company may terminate his employment without notice and with one-month salary as compensation and as his exclusive remedy. Mr. Han’s employment agreement also provides for certain non-compete and non-solicitation covenants. The term of Mr. Han’s employment agreement began on October 1, 2021 for an initial period of one year, and automatically renews for successive one-year periods unless otherwise terminated.

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

Our amended and restated bylaws provide that we shall advance expenses incurred by a director in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 6, 2024 regarding the beneficial ownership of our Class A and Class B common stock by:

●	each person known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if they have or share the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or have the right to acquire such powers within 60 days. We have based percentage ownership of our common on 17,450,476 shares of our Class A common stock and 2,240,000 shares of our Class B common stock outstanding as of August 6, 2024. Unless noted otherwise, the corporate address of each person listed below is 127 N Garfield Avenue, Monterey Park, California 91754.

	Common Stock Beneficially Owned
	Class A		Class B		% of
Name of Beneficial Owner	Shares	%	Shares	%	Voting Power
5% Stockholders:
Stratton Arms Holding, LLC(1)	13,600,000	77.93%	—	—	34.13%
Cede & Co(2)	3,690,476	21.15%	—	—	9.26%
Amsterdam NYC Fund, LP(3)	3,200,000	18.34%	—	—	8.03%
Golden Tree USA, Inc(4)	—	—	2,240,000	100%	56.21%

Executive Officers and Directors:
John Xu(5)	13,600,000	77.93%	2,240,000	100%	90.34%
Alexandria M. Lopez	—	—	—	—	—
Tao Han	—	—	—	—	—
Bin Wang	—	—	—	—	—
Dr. Xiaoxia Zhang	—	—	—	—	—
Mark Willis	—	—	—	—	—
Executive Officers and Directors as a group (6 persons)	13,600,000	77.93%	2,240,000	100%	90.34%

*	Represents less than 1%
(1)	Stratton Arms Holding, LLC owns 50% of the partnership interest of Amsterdam NYC Fund, LP and acts as the general partner of Amsterdam NYC Fund, LP. Stratton Arms Holding, LLC is deemed to be the beneficial owner of 3,200,000 Class A common stock held indirectly through its ownership in Amsterdam NYC Fund, LP. The address of Stratton Arms Holding, LLC is 3901 Main Street Ste 501, Flushing, NY 11354.
(2)	The address of Cede & Co. is P.O. Box 20, Bowling Green Station, New York, NY 10004.
(3)	The address of Amsterdam NYC Fund, LP is 3901 Main Street Ste 501, Flushing, NY 11354.
(4)	The address of Golden Tree USA, Inc is 3901 Main Street Ste 501, Flushing, NY 11354.
(5)	John Xu is 100% owner of Stratton Arms Holding, LLC and Golden Tree USA, Inc. John Xu has sole voting and dispositive power over the shares owned by Stratton Arms Holding, LLC and Golden Tree USA, Inc. John Xu is the Chairman of the Board and Chief Executive Officer of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of April 30, 2024, with respect to all of our compensation plans under which equity securities are authorized for issuance. As of April 30, 2024, there have been no shares issued under our 2023 Stock Incentive Plan.

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following includes a summary of transactions since May 1, 2022 and any currently proposed transactions to which we were or are expected to be a participant and in which any of our directors, executive officers, or holders of more than 5% of our capital stock, or any affiliate or member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest. Most of these transactions are between John Xu, our majority shareholder, chairman of the board and chief executive officer, and us.

●	As of April 30, 2022, the Company owed John Xu $174,594. This amount was repaid on October 20, 2022.

●	On June 30, 2022, the Company acquired 100% of the equity of GF Supermarket of MP, Inc. from DNL Management Inc. (51% ownership) and Ms. Grace Xu (49% ownership). Ms. Grace Xu is the spouse of John Xu, our majority shareholder, Chairman, President and Chief Executive Officer. This acquisition was treated as a related party transaction. The purchase price for this transaction was $1.5 million. On February 21, 2023, the Company and the selling shareholders renegotiated and entered into an Amended Stock Purchase Agreement, with an effective date on October 31, 2022, to amend the purchase price to $2.5 million, which both parties believed reflected the true fair value of Maison Monterey Park. The purchase price was fully paid in October 2023.

●	As of April 30, 2024, the Company had outstanding payable of $200,811 to John Xu. The largest amount of principal outstanding during the two years ended April 30, 2024 was $200,811. The payable bears 0% interest per annum and is payable upon demand.

●	On August 25, 2023, New Victory Foods Inc. (“New Victory Foods”), which is 100% owned by John Xu, paid a good-faith escrow deposit of $250,000, on behalf of the Company, to Meng Truong and Paulina Truong as part of the purchase price of Lee Lee. As a result, as of April 30, 2024, the Company had an outstanding payable of $250,000 to New Victory Foods. The payable bears 0% interest per annum and is payable on demand.

●	As of April 30, 2024, the Company had an outstanding payable of $440,166 to Hong Kong Supermarket of Monterey Park, Ltd., which is controlled by John Xu. The largest amount of principal outstanding during the two years ended April 30, 2024 was $440,166. The payable bears 0% interest per annum and is payable on demand.

See Note 12 — “Related party balances and transactions” in the Notes to the Consolidated Financial Statements for additional information about our related party transactions.

Independent Directors

A majority of our Board is independent under the rules of Nasdaq. Our Board has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our Board has determined that Bin Wang, Mark Willis and Dr. Xiaoxia Zhang qualify as “independent directors” under the corporate governance standards of Nasdaq and the independence requirements of Rule 10A-3 under the Exchange Act.

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

The following table sets forth KC’s and Friedman’s fees for the years ended April 30, 2024 and April 30, 2023, respectively.

	2024	2023
Audit Fees(1)	$569,105	$397,362
Audit-Related Fees(2)	17,800	15,000
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$586,905	$412,362

(1)	“Audit Fees” means the aggregate fees billed for professional services rendered by our independent registered public accountant for the audits of our annual financial statements, the auditors’ attestation of the Company’s internal control over financial reporting, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.
(2)	“Audit-Related Fees” means the aggregate fees billed for professional services rendered by our independent registered public accountant that are related to the performance of the audit or review of the our financial statements and are not reported under “Audit Fees” and includes the review of Current Reports on Form 8-K and comfort letters in connection with public offerings.
(3)	“Tax Fees” means the aggregate fees billed for the professional services rendered for tax compliance, tax advice, and tax planning.
(4)	“All Other Fees” means the aggregate fees billed for services provided by our independent registered public accountant, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees.”

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services

The Audit Committee is responsible for pre-approving all auditing services and permitted non-audit services (including the fees for such services and terms thereof) to be performed for the Company by its independent registered public accounting firm. The Audit Committee is also responsible for considering whether the independent registered public accounting firm’s performance of permissible non-audit services is compatible with its independence. These policies and procedures are intended to ensure that the provision of such services do not impair the independent registered public accounting firm’s independence.

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by Friedman and KC for the years ended on April 30, 2024 and April 30, 2023, as described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” on page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See below.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Maison Solutions Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
3.2	Amended and Restated Bylaws of Maison Solutions Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
4.3*	Description of Registered Securities.
10.1+	Form of Maison Solutions Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.2	Form of Indemnification Agreement between Maison Solutions Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.3	Form of Employment Agreement between Maison Solutions Inc. and John Xu (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.4	Form of Employment Agreement between Maison Solutions Inc. and Alexandria M. Lopez (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.5	Form of Employment Agreement between Maison Solutions Inc. and Tao Han (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.6	Amended Loan Authorization and Agreement by and between the U.S. Small Business Administration and Good Fortune Supermarket of Monrovia LP, principal amount of $150,000 at 3.75% interest for a term of 30 years dated June 3, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.7	Loan Authorization and Agreement by and between the U.S. Small Business Administration and Good Fortune Supermarket of San Gabriel LP, principal amount of $2,000,000 at 3.75% interest for a term of 30 years dated January 12, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.8	Amended Loan Authorization and Agreement by and between the U.S. Small Business Administration and Super HK of El Monte Inc, principal amount of $500,000 at 3.75% interest for a term of 30 years dated January 6, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).

10.9	Collaboration Agreement by and between JD E-commerce American Limited and Maison Solutions Inc. dated April 19, 2021 (English Translation) (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.10	Intellectual Property License Agreement by and between JD E-commerce American Limited and Maison Solutions Inc. dated April 19, 2021 (English Translation) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.11	Business Loan Agreement by and between American First National Bank and Good Fortune Supermarket of Monrovia, LP, principal amount of $1,000,000 at 4.5% to 6.5% variable interest for a term of 7 years dated March 2, 2017 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.12	Business Loan Agreement by and between American First National Bank and Good Fortune Supermarket of San Gabriel, LP, principal amount of $1,000,000 at 4.5% to 6.5% variable interest for a term of 7 years dated March 2, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2023).
10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2023).
10.15***	Stock Purchase Agreement, dated April 4, 2024, by and among AZLL, LLC, Meng Truong and Paulina Truong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2024).
10.16	Form of Senior Secured Note Agreement (included as Exhibit B to the Stock Purchase Agreement filed as Exhibit 10.15 hereto).
10.17	Form of Security Agreement (included as Exhibit E to the Stock Purchase Agreement filed as Exhibit 10.15 hereto).
10.18	Form of Xu Guarantee Agreement (included as Exhibit F to the Stock Purchase Agreement filed as Exhibit 10.15 hereto).
10.19	Form of Purchaser Guarantee Agreement (included as Exhibit G to the Stock Purchase Agreement filed as Exhibit 10.15 hereto).
21.1*	Subsidiaries of Maison Solutions Inc.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
97.1*	Maison Solutions Inc. Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

***	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Indicates management compensatory agreement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 13, 2024	MAISON SOLUTIONS INC.

	By:	/s/ John Xu
John Xu
Chief Executive Officer, Chairman and President
(Principal Executive Officer)

	By:	/s/ Alexandria M. Lopez
Alexandria M. Lopez
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Xu	Chief Executive Officer, Chairman and President	August 13, 2024
John Xu	(Principal Executive Officer)

/s/ Alexandria M. Lopez	Chief Financial Officer and Director	August 13, 2024
Alexandria M. Lopez	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bin Wang	Director	August 13, 2024
Bin Wang

/s/ Mark Willis	Director	August 13, 2024
Mark Willis

/s/ Dr. Xiaoxia Zhang	Director	August 13, 2024
Dr. Xiaoxia Zhang