Form 10-Q
period 2024-07-31
Maison Solutions Inc.
filed 2024-09-23
CIK 1892292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of September 20, 2024, the number of shares of Class A common stock, $0.0001 par value, outstanding was 17,450,476 shares, and the number of shares of Class B common stock, $0.0001 par value, outstanding was 2,240,000 shares.

MAISON SOLUTIONS INC.

FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAISON SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2024 (Unaudited)	April 30, 2024
ASSETS
CURRENT ASSETS
Cash	$588,896	$—
Accounts receivable	122,705	111,874
Accounts receivable - related parties	676,800	459,647
Inventories, net	7,350,755	6,802,255
Prepayments	3,368,802	3,263,711
Other receivables and other current assets	488,123	1,240,786
Other receivable - related parties	33,995	33,995
Total current assets	12,630,076	11,912,268

NON-CURRENT ASSETS
Restricted cash	—	1,101
Property and equipment, net	2,310,474	2,334,963
Intangible assets, net	7,839,136	7,978,911
Security deposits	946,208	946,208
Investment under cost method	75,000	75,000
Investment under cost method - related parties	162,665	203,440
Investment under equity method	1,095,430	1,261,458
Operating lease right-of-use assets, net	40,068,614	40,726,647
Goodwill	16,957,147	16,957,147
Total non-current assets	69,454,674	70,484,875

TOTAL ASSETS	$82,084,750	$82,397,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$1,804,818	$97,445
Accounts payable	7,486,265	5,394,423
Accounts payable - related parties	469,707	470,605
Accrued expenses and other payables	1,380,430	1,627,082
Other payables - related parties	905,324	491,586
Income tax payable	1,156,022	442,518
Contract liabilities	897,810	965,696
Operating lease liabilities, current	4,113,719	4,088,678
Loan payables, current	65,627	65,098
Notes payable, current	10,126,065	15,126,065
Total current liabilities	28,405,787	28,769,196

NON-CURRENT LIABILITIES
Long-term loan payables	2,479,594	2,496,201
Security deposit from sub-tenants	140,546	125,114
Operating lease liabilities, non-current	38,467,075	39,015,252
Deferred tax liability, net	1,254,802	1,272,260
Total non-current liabilities	42,342,017	42,908,827

TOTAL LIABILITIES	70,747,804	71,678,023

Commitment and contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Class A Common stock, $0.0001 par value, 97,000,000 shares authorized; 17,450,476 and 13,760,000 shares issued and outstanding as of July 31, 2024 and April 30, 2024, respectively	1,745	1,745
Class B Common stock, $0.0001 par value, 3,000,000 shares authorized; 2,240,000 shares issued and outstanding	224	224
Additional paid in capital	13,313,523	13,313,523
Accumulated deficit	(2,116,586)	(2,817,495)
Total Maison Solutions, Inc. stockholders’ equity	11,198,906	10,497,997
Noncontrolling interest	138,040	221,123
Total stockholders’ equity	11,336,946	10,719,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,084,750	$82,397,143

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2024	2023

Revenue	29,649,380	13,752,315

Cost of goods sold	21,383,741	10,646,219

Gross profit	8,265,639	3,106,096

Operating expenses
Selling expenses	4,899,893	2,264,550
General and administrative expenses	1,730,871	1,058,291

Total operating expenses	6,630,764	3,322,841

Income (loss) from operations	1,634,875	(216,745)

Non-operating income (expenses)
Interest expense, net	(183,387)	(46,566)
Investment loss	(206,803)	(28,456)
Other income, net	9,369	383,949

Non-operating income (expenses), net	(380,821)	308,927

Income before income taxes	1,254,054	92,182

Income tax provisions	636,228	118,906

Net income (loss) before noncontrolling interest	617,826	(26,724)

Less: net income (loss) attributable to noncontrolling interests	(83,082)	78,215

Net income (loss) attributable to Maison Solutions, Inc.	700,908	(104,939)

Net income (loss) per share attributable to Maison Solutions, Inc.
Basic and diluted	$0.04	$(0.01)

Weighted average number of common stock outstanding - basic and diluted	17,450,476	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JULY 31, 2024 AND 2023 (UNAUDITED)

	Class A		Class B		Additional	Retained Earnings		Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Equity
Balance at April 30, 2024	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(2,817,495)	$221,123	$10,719,120
Net income (loss)	—	—	—	—	—	700,908	(83,082)	617,826
Balance at July 31, 2024	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(2,116,586)	$138,040	$11,336,946

	Class A		Class B		Additional	Retained Earnings		Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Equity
Balance at April 30, 2023	13,760,000	$1,376	2,240,000	$224	$—	$522,710	$267,947	$792,257
Net income (loss)	—	—	—	—	—	(104,939)	78,215	(26,724)
Balance at July 31, 2023	13,760,000	$1,376	2,240,000	$224	$—	$417,771	$346,162	$765,533

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31,
	2024	2023
Cash flows from operating activities
Net income (loss) before noncontrolling interest	$617,826	$(26,724)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	266,895	67,236
Inventory impairment	204,604	(3,237)
Bad debt expense	—	(105,322)
Investment loss	206,803	28,456
Changes in deferred taxes	(17,458)	(1,759)
Changes in operating assets and liabilities:
Accounts receivable	(10,831)	(76,974)
Accounts receivable - related parties	(217,153)	22,611
Inventories	(753,104)	111,174
Prepayments	(105,091)	463,423
Other receivables and other current assets	752,663	200,754
Accounts payable	2,091,840	(154,894)
Accounts payable - related parties	(899)	16,402
Accrued expenses and other payables	(246,651)	(58,795)
Income tax payable	713,504	120,665
Contract liabilities	(67,886)	(78,499)
Operating lease liabilities	134,896	67,547
Other long-term payables	15,432	4,477
Net cash provided by operating activities	3,585,390	596,541

Cash flows from investing activities
Payments for equipment purchase	(102,631)	(12,809)
Investment into HKGF Market of Arcadia, LLC	—	(1,440,000)
Net cash used in investing activities	(102,631)	(1,452,809)

Cash flows from financing activities
Bank overdraft	1,707,376	—
Borrowing from related parties	413,738	—
Repayment of loan payables	(16,078)	(101,417)
Repayment of notes payable arising from acquisition of Lee Lee	(5,000,000)	—
Net cash used in financing activities	(2,894,964)	(101,417)

Net changes in cash and restricted cash	587,795	(957,685)
Cash and restricted cash at the beginning of the period	1,101	2,570,867
Cash and restricted cash at the end of the period	$588,896	$1,613,182

Supplemental disclosure of cash and restricted cash
Cash	588,896	$1,612,081
Restricted cash	—	1,101
Total cash and restricted cash	$588,896	$1,613,182

Supplemental disclosure of cash flow information
Cash paid for interest	$183,387	$35,814
Cash paid for income taxes	$9,048	$—

Supplemental disclosure of non-cash investing and financing activities
Increase of right-of-use assets and lease liabilities	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024 (UNAUDITED) AND APRIL 30, 2024

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

On November 3, 2023, the Company incorporated a wholly-owned subsidiary, AZLL LLC (“AZLL”), in Arizona. On April 8, 2024, AZLL closed an acquisition transaction and purchased 100% of the equity interests in Lee Lee Oriental Supermart, Inc. (“Lee Lee”) for an aggregate purchase price of approximately $22.2 million, consisting of: (i) $7.0 million in cash paid immediately at the closing of the transaction, and (ii) a senior secured promissory note (the “Secured Note”) with an original principal amount of approximately $15.2 million pursuant to a senior secured note agreement dated April 8, 2024 (the “Senior Secured Note Agreement”). Lee Lee is a three-store supermarket chain operating in Arizona under the name Lee Lee International Supermarkets and specializing in South-East groceries.

The Company, through its five subsidiaries, engages in the specialty grocery retailer business. The Company is a fast-growing specialty grocery retailer offering traditional Asian food and merchandise to U.S. consumers, in particular to Asian-American communities.

2. Summary of significant accounting policies

Going concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended July 31, 2024, the Company had a net income of approximately $700,908. The Company had an accumulated deficit of approximately $2.12 million and negative working capital of $15.78 million as of July 31, 2024. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

The interim consolidated financial information as of July 31, 2024 and for the three months periods ended July 31, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024, previously filed with the SEC on August 13, 2024.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim consolidated financial position as of July 31, 2024, its interim consolidated results of operations and cash flows for the three months ended July 31, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

As of July 31, 2024 and April 30, 2024, the Company had NCIs of $138,040 and $221,123, respectively, which represent 9% of the equity interest of Maison San Gabriel, 14.75% of the equity interest of Maison Monrovia and 8.33% of the equity interest of Maison El Monte. For the three months ended July 31, 2024 and 2023, the Company had net loss of $83,082 and net income of $78,215, respectively, that were attributable to NCIs.

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

Cash and cash equivalents

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of July 31, 2024 and April 30, 2024, cash balances held in the banks, exceeding the standard insurance amount, are $31,921 and $862,613, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

Restricted cash

Restricted cash is an amount of cash deposited with banks in conjunction with borrowings from banks. Restriction on the use of such cash and the interest earned thereon is imposed by the banks and remains effective throughout the terms of the bank borrowings and notes payable. Restricted cash is classified as non-current assets on the Company’s consolidated balance sheets, as all the balances are not expected to be released to cash within the next 12 months. As of July 31, 2024 and April 30, 2024, the Company had restricted cash of $0 and $1,101, respectively.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of July 31, 2024 and April 30, 2024, there was no allowance for the doubtful accounts.

Accounts receivable — related parties

Accounts receivable consist primarily of receivables from related parties on 30-day credit terms and are presented net of an allowance for estimated uncollectible amounts. The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the accounts receivable is written off against the allowance. As of July 31, 2024 and April 30, 2024, there was no allowance for the doubtful accounts.

Prepayments

Prepayments are mainly comprised of cash deposited and advanced to suppliers for future inventory purchases and services to be performed. This amount is refundable and bears no interest. For any prepayments that management determines will not be in receipts of inventories, services, or refundable, the Company recognizes an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of July 31, 2024 and April 30, 2024, the Company had made prepayments to its vendors of $3,368,802 and $3,263,711, respectively. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary.

Other receivables and other current assets

Other receivables and other current assets primarily include non-interest-bearing loans of the other business entities, mainly the Company’s major vendors. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Management reviews the composition of other receivables and analyzes historical bad debts, and current economic trends to evaluate the adequacy of the reserves. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of July 31, 2024 and April 30, 2024, the Company did not have any bad debt allowance for other receivables.

Inventories, net

Inventories consisting of finished goods and products available for sale are primarily accounted for using the first-in, first-out method. Merchandise inventories are valued at the lower of cost or net realizable value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on the historical data and management’s estimates and provides a reserve for inventory shrinkage for the three and nine months ended January 31, 2024 and 2023. The Company provides a reserve for inventory shrinkage for the three months ended July 31, 2024 and 2023.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the three months ended July 31, 2024 and 2023.

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

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc., the legal entity holding the Alhambra store, for $40,775 from Ms. Grace Xu, the sole shareholder of HKGF Market of Alhambra, Inc. and a related party as the spouse of Mr. John Xu, the Chief Executive Officer, Chairman and President of the Company. See Note 12 — “Related party balances and transactions”. HKGF Market of Alhambra is expected to temporarily shut down at the end of September 2024 as a result of a strategic operating decision by HKGF Market of Alhambra’s management. Accordingly, the Company recorded $40,775 investment loss during the three months ended July 31, 2024.

Effective on December 14, 2023, the Company purchased 10% equity interest in TMA Liquor Inc., a liquor wholesale company, for $100,000. The Company paid $75,000 as of July 31, 2024.

Equity method investment

During the year ended April 30, 2024, the Company invested $1,800,000 for 49% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). See Note 7 — “Equity method investment”. The Company has determined that HKGF Arcadia is not a variable interest entity (VIE) and has evaluated its consolidation analysis under the voting interest model with the facts that the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly; the Management team of HKGF Arcadia was appointed by the 51% shareholder despite Maison and the 51% shareholder each appointed one director to the Board of Directors of HKGF Arcadia, the Company concluded that it should account for its investment in HKGF Arcadia under the equity method of accounting. Under this method, the investor (“Maison”) recognizes its share of the profits and losses of the investee (“HKGF Arcadia”) in the periods when these profits and losses are also reflected in the accounts of the investee. Any profit or loss recognized by the investor appears in its income statement, any recognized profit increases the investment recorded by the investor, while a recognized loss decreases the investment.

Investment in equity securities is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore the Company did not record any impairment charges for its investments for the three months ended July 31, 2024.

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

If the fair value is less than the carrying value, the goodwill of the reporting unit is determined to be impaired, and the Company will record an impairment equal to the excess of the carrying value over its fair value. The Company did not record any impairment loss during the three months ended July 31, 2024 and 2023.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract under ASC Topic 842. At the commencement of each lease, management determines its classification as an operating or finance lease. For leases that qualify as operating leases, right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of any remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU assets include adjustments for accrued lease payments. The ROU assets also include any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

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

The Company sells Company gift cards to customers. There are no administrative fees on unused gift cards, and the gift cards do not have an expiration date. Gift card sales are recorded as contract liability when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company’s gift card breakage rate is based upon historical redemption patterns, and it recognizes breakage revenue utilizing the redemption recognition method. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift card been redeemed. The Company’s contract liability related to gift cards was $897,810 and $965,696 as of July 31, 2024 and April 30, 2024, respectively.

The following table summarizes disaggregated revenue from contracts with customers by product group: perishable and non-perishable goods. Perishable product categories include meat, seafood, vegetables, and fruit. Non-perishable product categories include grocery, liquor, cigarettes, lottery, newspaper, reusable bag, non-food, and health products.

	Three Months ended July 31,
	2024	2023
Perishables	$15,194,958	$7,723,846
Non-perishables	14,454,422	6,028,469
Total revenues	$29,649,380	$13,752,315

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

Selling expenses

Selling expenses mainly consist of advertising costs, promotion expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expensed when the services are performed. The Company’s advertising expenses were $37,239 and $30,637 for the three months ended July 31, 2024 and 2023, respectively.

General and administrative expenses

General and administrative expenses mainly consist of payroll and related costs for employees involved in general corporate functions, professional fees and other general corporate expenses, as well as expenses associated with the use by these functions of facilities and equipment, such as rental and depreciation expenses.

Concentrations of risks

(a) Major customers

For the three months ended July 31, 2024 and 2023, the Company did not have any customers that accounted for more than 10% of consolidated total net sales.

(b) Major vendors

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the three months ended July 31, 2024 and 2023.

Three Months Ended July 31, 2024		Three Months Ended July 31, 2023
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	11%	A	34%
B	3%	B	19%
C	5%	C	9%
D	11%
E	9%

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

Earnings (loss) per share

Basic earnings (loss) per ordinary share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of common stock outstanding and of potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) is excluded from the calculation of diluted earnings per share. For the three months ended July 31, 2024 and 2023, the Company had no dilutive potential common stock.

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

3. Inventories, net

A summary of inventories, net was as follows:

	July 31, 2024	April 30, 2024

Perishables	$3,515,286	$2,406,550
Non-perishables	4,076,863	4,432,545
Reserve for inventory shrinkage	(241,394)	(36,790)
Inventories, net	$7,350,755	$6,802,255

Movements of reserve for inventory shrinkage were as follows:

	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023

Beginning balance	$36,790	$42,750
Provision for (reversal of) inventory shrinkage reserve	204,604	(3,237)
Ending Balance	$241,394	$39,513

4. Prepayments

Prepayments consisted of the following:

	July 31, 2024	April 30, 2024

Prepayment for inventory purchases	$2,821,546	$2,784,647
Prepaid directors and officers (“D&O”) insurance	194,600	130,354
Prepaid income tax	193,700	193,700
Prepaid professional service	29,553	25,607
Prepaid rent	129,403	129,403
Total prepayments	$3,368,802	$3,263,711

As of July 31, 2024, the prepayment for inventory purchases mainly consisted of 1,262,624 paid to GF Distribution, Inc., one of the Company’s major vendors; and $1,558,922 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor.

As of April 30, 2024, the prepayment for inventory purchases mainly consisted of $1,234,234 paid to GF Distribution, Inc., one of the Company’s major vendors; and $1,515,065 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor, and prepayment to other vendors of $35,347.

5. Property and equipment, net

Property and equipment consisted of the following:

	July 31, 2024	April 30, 2024

Furniture & Fixtures	$3,225,560	$3,225,560
Equipment	4,461,856	4,457,856
Leasehold Improvement	2,368,450	2,269,819
Automobile	715,948	715,948
Total property and equipment	10,771,814	10,669,183
Accumulated depreciation	(8,461,340)	(8,334,220)
Property and equipment, net	$2,310,474	$2,334,963

Depreciation expenses included in the general and administrative expenses for the three months ended July 31, 2024 and 2023 were $11,556 and $5,792, respectively. Depreciation expense included in the cost of sales for the three months ended July 31, 2024 and 2023 were $115,563 and $57,920, respectively.

6. Intangible assets

Intangible assets consisted of the following:

	July 31, 2024	April 30, 2024

Liquid license	$17,482	$17,482
Software systems (a)	2,950,000	2,950,000
Trademark (b)	5,194,000	5,194,000
Total intangible assets	8,161,482	8,161,482
Accumulated amortization	322,346	182,571
Intangible assets, net	$7,839,136	$7,978,911

(a)	Software systems

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

Trademark mainly consisted of 1) a trademark acquired through the acquisition of Maison Monterey Park on June 30, 2022. The fair value of the trademark from the acquisition of Maison Monterey Park at acquisition date was $194,000, to be amortized over 15 years; 2) a trademark acquired through the acquisition of Lee Lee on April 7, 2024. The fair value of the trademark from the acquisition of Lee Lee at acquisition date was $5,000,000, to be amortized over 20 years.

The amortization expense for the three months ended July 31, 2024 and 2023 was $139,775 and $3,233, respectively. Estimated amortization expense for each of the next five years at July 31, 2025 is as follows: $559,099, $559,099, $559,099, $559,099 and $559,099.

7. Equity method investment

During the year ended April 30, 2024, the Company made an investment of $1,800,000 for 49% interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). The Company recorded $166,028 and $28,456 investment loss for the three months ended July 31, 2024 and 2023.  As of July 31, 2024, the Company incurred accumulated investment loss of $704,570.

The following table shows the condensed balance sheet of HKGF Arcadia as of July 31, 2024.

July 31, 2024 (Unaudited)
ASSETS
Current Assets
Cash and equivalents	$—
Accounts receivable	80,290
Inventories, net	625,719
Total Current Assets	706,009
Property and equipment, net	946,026
Intangible asset, net	27,731
Goodwill	1,680,000
Security deposits	163,618
Total Assets	$3,523,384

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,739,049
Other payables	15,931
Loan from shareholder	100,000
Bank overdraft	368,064
Total Current Liabilities	2,223,044

Total Liabilities	2,223,044

Stockholders’ Equity
Paid in Capital	3,800,000
Subscription receivable	(1,058,434)
Accumulated deficit	(1,441,226)
Total Stockholders’ Equity	1,300,340
Total Liabilities and Stockholders’ Equity	$3,523,384

The following table shows the condensed statement of operations of HKGF Arcadia for the three months ended July 31, 2024, and for the period from July 1, 2023 to July 31, 2023.

	For the Three Months ended July 31, 2024	For the Period from July 1, 2023 to July 31, 2023
Net Revenues
Supermarket	$1,567,323	$577,824
Total Revenues, Net	1,567,323	577,824

Cost of Revenues
Supermarket	1,226,784	428,535
Total Cost of Revenues	1,226,784	428,535

Gross Profit	340,539	149,289

Operating Expenses	682,855	220,430
Total Operating Expenses	682,855	220,430
Loss from Operations	(342,316)	(71,141)

Other income	3,484	—
Loss Before Income Taxes	(338,832)	(71,141)

Income Taxes	—	—
Net Loss	(338,832)	(71,141)

Net Loss Attributable to Maison Solutions Inc.	$(166,028)	$(28,456)

8. Goodwill

Goodwill represented the excess fair value of the assets under the fair value of the identifiable assets owned at the closing of the acquisition of Maison Monterey Park and Lee Lee, including an assembled workforce, which cannot be sold or transferred separately from the other assets in the business. See Note 18 — “Acquisition of subsidiary” for additional information. As of July 31, 2024 and April 30, 2024, the Company had goodwill of $16,957,147, consisting of $2,222,211 arising from Maison Monterey Park and $14,734,936 arising from the Lee Lee acquisition. The Company did not record any impairment to the goodwill for the three months ended July 31, 2024 and 2023.

9. Accrued expenses and other payables

Accrued expenses and other payables consisted of the following:

	July 31, 2024	April 30, 2024

Accrued payroll	$564,491	$717,389
Accrued interest expense	136,388	136,388
Accrued loss for legal matters (Note 17)	250,128	250,128
Other payables	172,296	242,886
Due to third parties, non-interest bearing, payable upon demand	161,302	161,302
Sales tax payable	95,825	118,989
Total accrued expenses and other payables	$1,380,430	$1,627,082

10. Note Payable

On April 8, 2024, AZLL closed an acquisition transaction and purchased 100% of the equity interests in Lee Lee for an aggregate purchase price of approximately $22.2 million, consisting of: (i) $7.0 million in cash paid immediately at the closing of the transaction, and (ii) the Secured Note with an original principal amount of approximately $15.2 million pursuant to the Senior Secured Note Agreement entered into on April 8, 2024.

Under the Senior Secured Note Agreement, the Secured Note will accrue interest on the outstanding principal amount at an annual interest rate of five percent (5%). The payment schedule of the principal amount of the Secured Note is as follows: (i) $2.5 million due and immediately payable on each of May 8, 2024 and June 8, 2024; (ii) $1.5 million due and payable on each of September 8, 2024, October 8, 2024 and November 8, 2024; (iii) $1.0 million due and immediately payable on December 8, 2024; and (iv) approximately $4.7 million due and immediately payable on February 8, 2025. Additionally, pursuant to the terms and conditions of the Senior Secured Note Agreement, the principal amount may be adjusted to include certain Premium Guarantees (as defined in the Senior Secured Note Agreement) if certain conditions, as set forth in the Senior Secured Note Agreement and the Stock Purchase Agreement (as defined below), are not met.

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

During the three months ended July 31, 2024, the Company repaid $5,000,000 on this note and recorded $158,600 interest expense. As of July 31, 2024 and April 30, 2024, the Company had an outstanding note payable of $10,126,065 to the sellers of Lee Lee with an annual interest rate of 5%. The Company is required to repay the full amount before February 8, 2025 as described above.

As of April 30, 2023, the Company had an outstanding note payable of $150,000 to a third-party individual with an annual interest rate of 10%, payable upon demand. On November 7, 2023, the Company repaid the principle of $150,000. As of July 31, 2024 and April 30, 2024, the Company had accrued interest of $30,000 on this note, to be paid upon demand from the lender.

11. Loan payables

A summary of the Company’s loans was listed as follows:

Lender	Due date	July 31, 2024	April 30, 2024

U.S. Small Business Administration	June 15, 2050	2,545,221	2,561,299
Total loan payables		2,545,221	2,561,299
Current portion of loan payables		(65,627)	(65,098)
Non-current loan payables		$2,479,594	$2,496,201

U.S. Small Business Administration (the “SBA”)

Borrower	Due date	July 31, 2024	April 30, 2024

Maison Monrovia	June 15, 2050	$144,177	$145,071
Maison San Gabriel	June 15, 2050	1,921,320	1,933,394
Maison El Monte	June 15, 2050	479,724	482,834
Total SBA loan payables		$2,545,221	$2,561,299

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

Per the SBA loan agreement, all interest payments on these three loans were deferred to December 2022. As of July 31, 2024 and April 30, 2024, the Company’s aggregate balance on the three SBA loans was $2,545,221 and $2,561,299, respectively. Interest expenses were $22,952 and $23,462 for the three months ended July 31, 2024 and 2023, respectively. During the three months ended July 31, 2024, the Company made aggregate repayment of the SBA loans of $39,030 (which includes principal of $16,078 and interest expense of $22,952). During the three months ended July 31, 2023, the Company made aggregate repayment of the SBA loans of $52,040 (which includes principal of $20,785 and interest expense of $31,255).

As of July 31, 2024, the future minimum principal amount of loan payments to be paid by year were as follows:

Year Ending July 31,	Amount
2025	$65,627
2026	67,792
2027	70,041
2028	72,376
2029	74,799
Thereafter	2,194,586
Total	$2,545,221

12. Related party balances and transactions

Related party transactions

Sales to related parties

Name of Related Party	Nature	Relationship	Three Months ended July 31, 2024	Three Months ended July 31, 2023

United Food LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$2,008	$2,663
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	41,841	5,972
Grantstone, Inc.	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	1,232	—
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	81,396	59,883
Total			$126,477	$68,518

Purchases from related parties

Name of Related Party	Nature	Relationship	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023

United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$4,604	$674
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	15,096	20,587
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	40,894	37,973
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	12,776	—
Total			$73,370	$59,234

Investment in equity purchased from related parties

Name of Investment Company	Nature of Operation	Investment percentage	Relationship	As of July 31, 2024	As of April 30, 2024

Dai Cheong Trading Co Inc.	Import and wholesales of groceries	10%	John Xu, the Company’s Chief Executive Officer, Chairman and President, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	$162,665	$162,665
HKGF Market of Alhambra, Inc.	Supermarket product sales	10%	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	—	40,775
Total				$162,665	$203,440

In May 2021, the Company purchased a 10% equity interest in Dai Cheong Trading Company Inc., a grocery trading company, for $162,665 from DC Holding CA, Inc. DC Holding CA, Inc. is owned by John Xu, the Chief Executive Officer, Chairman and President of the Company.

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc, the legal entity holding the Alhambra Store (as defined below) for $40,775 from Ms. Grace Xu, a related party as the spouse of Mr. John Xu, the Chief Executive Officer, Chairman and President of the Company. HKGF Market of Alhambra is expected to temporarily shut down at the end of September 2024 as a result of a strategic operating decision by HKGF Market of Alhambra’s management. Accordingly, the Company recorded $40,775 investment loss during the three months ended July 31, 2024.

Related party balances

Accounts receivable — sales to related parties

Name of Related Party	Nature	Relationship	July 31, 2024	April 30, 2024

HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	$146,818	$10,922
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	147,878	79,258
JC Business Guys, Inc.	Supermarket product sales	Shareholder with 51% equity interest of HKGF Market of Arcadia, LLC	66,728	66,728
Grantstone Inc.	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	11,781	10,550
United Food, LLC	Supermarket product sales	John Xu, ultimately owns 24% of United Food, LLC	303,595	292,189
Total			$676,800	$459,647

Accounts payable — purchase from related parties

Name of Related Party	Nature	Relationship	July 31, 2024	April 30, 2024

Hong Kong Supermarket of Monterey Park, Ltd.	Due on demand, non-interest bearing	John Xu, controls this entity	$440,166	$440,166
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc. prior to the 10% equity interest acquisition by Maison	29,541	30,439
Total			$469,707	$470,605

Other receivables — related parties

Name of Related Party	Nature	Relationship	July 31, 2024	April 30, 2024

Ideal Investment	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	$3,995	$3,995
Ideal City Capital	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	30,000	30,000
Total			$33,995	$33,995

Other payables — related parties

Name of Related Party	Nature	Relationship	July 31, 2024	April 30, 2024

John Xu	due on demand, non-interest bearing	The Company’s Chief Executive Officer, Chairman and President	$214,549	$200,810
Grace Xu	due on demand, non-interest bearing	Spouse of John Xu	40,775	40,775
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc. prior to the 10% equity interest acquisition by Maison	400,000	—
New Victory Foods Inc	due on demand, non-interest bearing	John Xu, owns this entity with 100% ownership	250,000	250,000
Total			$905,324	$491,586

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

As of July 31, 2024, the average remaining term of the supermarkets’ store lease was 16.55 years. As of April 30, 2024, the average remaining term of the supermarkets’ store lease was 16.80 years.

In June and November 2022, the Company entered three leases for three copiers with terms of 63 months for each. In January 2024, Maison El Monte entered a lease for copy with terms of 63 months. As of July 31, 2024, the average remaining term of the copier lease was 3.62 years. As of April 30, 2024, the average remaining term of the copier lease is 3.87 years.

The copier lease detail information was listed below:

Store	Lease Term Due
Maison Monrovia	January 1, 2028
Maison San Gabriel	January 1, 2028
Maison Monterey Park	August 1, 2027
Maison El Monte	March 10, 2029

The Company’s total lease expenses under ASC 842 are $1.13 million and $0.78 million for the three months ended July 31, 2024 and 2023, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of range from 4.5% to 7.50%, which was determined using the Company’s incremental borrowing rate.

The Company’s operating ROU assets and lease liabilities were as follows:

	July 31, 2024	April 30, 2024

Operating ROU:
ROU assets – supermarket leases	$40,039,164	$40,695,438
ROU assets – copier leases	29,450	31,209
Total operating ROU assets	$40,068,614	$40,726,647

	July 31, 2024	April 30, 2024

Operating lease obligations:
Current operating lease liabilities	$4,113,719	$4,088,678
Non-current operating lease liabilities	38,467,075	39,015,252
Total lease liabilities	$42,580,794	$43,103,930

As of July 31, 2024, the five-year maturity of the Company’s operating lease liabilities was as following:

Twelve Months Ended July 31,	Operating lease liabilities
2025	$4,113,719
2026	4,208,177
2027	4,274,632
2028	4,160,935
2020	2,656,343
Thereafter	51,459,076
Total future undiscounted lease payments	70,872,882
Less: interest	(28,292,088)
Present value of lease liabilities	$42,580,794

14. Stockholder’s equity

Common stock

Maison was initially authorized to issue 500,000 shares of common stock with a par value of $0.0001 per share. On September 8, 2021, the total number of authorized shares of all classes of stock was increased to 100,000,000 by way of a 200-for-1 stock split, among which, the authorized shares were divided into (i) 95,000,000 shares of common stock, par value of $0.0001 per share (the “common stock”) of which (a) 92,000,000 shares shall be a series designated as Class A common stock (the “Class A common stock”), and (b) 3,000,000 shares shall be a series designated as Class B common stock (the “Class B common stock”), and (ii) 5,000,000 shares of preferred stock, par value $0.0001 per share (the “preferred stock”). For the Class A common stock and Class B common stock, the rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one (1) vote. Each share of Class B common stock is entitled to ten (10) votes and is convertible at any time into one share of Class A common stock. As of July 31, 2024, John Xu, the Company’s Chief Executive Officer, Chairman and President, holds all of our outstanding shares of Class B common stock. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively adjusted to reflect (i) the increase of share capital as if the change of share numbers became effective as of the beginning of the first period presented for Maison Group and (ii) the reclassification of all outstanding shares of our common stock beneficially owned by Golden Tree USA Inc. into Class B common stock, which are collectively referred to as the “Reclassification.”

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

On October 10, 2023, the Company issued the Underwriter non-redeemable warrants (the “Underwriter Warrants”) to purchase an amount equal to five (5%) percent of the shares of Common Stock sold in the IPO (125,000 warrants, which is exclusive of the over-allotment option) pursuant to the Underwriting Agreement. The Underwriter Warrants became exercisable one hundred eighty (180) days after the commencement of sales of the IPO (April 1, 2024) and remain exercisable until the fifth anniversary of the effective date of the IPO (April 1, 2029). The Company accounted for the Underwriter Warrants issued based on the fair value (“FV”) method under FASB ASC Topic 505, and the FV of the Underwriter Warrants was calculated using the Black-Scholes model under the following assumptions: life of 5 years, volatility of 100%, risk-free interest rate of 4.26% and dividend yield of 0%. The FV of the Underwriter Warrants issued at the grant date was $382,484. The Underwriter Warrants issued in this financing were classified as equity instruments.

Following is a summary of the activities of warrants for the period ended July 31, 2024:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding as of April 30, 2024	125,000	$4.80	4.42
Exercisable as of April 30, 2024	—	$—	—
Granted	—		—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of July 31, 2024	125,000	$4.80	4.17
Exercisable as of July 31, 2024	—	$—	—

PIPE Offering

On November 22, 2023, the Company entered into certain securities purchase agreements (the “Securities Purchase Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Securities Purchase Agreements, the Company sold an aggregate of 1,190,476 shares (the “PIPE Shares”) of the Company’s Class A common stock, par value $0.0001 per share, to the PIPE Investors at a per share purchase price of $4.20 (the “PIPE Offering”).

The PIPE Offering closed on November 22, 2023. The Company received net proceeds of approximately $4.60 million, after deducting investment banker’s discounts and commissions and offering expenses payable by the Company.

15. Income Taxes

Maison is a Delaware holding company that is subject to the U.S. income tax of 21%. Maison Monrovia and Maison San Gabriel are pass through entities whose income or losses flow through Maison Solution’s income tax return. Maison El Monte and Maison Monterey Park are Subchapter C corporation (“C-Corp”) incorporated in the state of California, are subject to U.S. income tax of 21% and California state income tax of 8.84%. Lee Lee was a Subchapter S corporation (“S-Corp”) incorporated in the state of Arizona prior to the acquisition by Maison and was converted into an Limited Liability Company (“LLC”) on June 10, 2024. Both the S-Corp and LLC are pass through entities whose income or losses flow through Maison Solution’s income tax return.

The provision for income taxes provisions consisted of the following components:

	Three Months ended July 31, 2024	Three Months ended July 31, 2023

Current:
Federal income tax expense	$509,759	$82,564
State income tax expense	143,927	38,102
Deferred:
Federal income tax benefit	(14,561)	(1,320)
State income tax benefit	(2,897)	(440)
Total	$636,228	$118,906

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income (loss) before income taxes:

	Three Months ended July 31, 2024	Three Months ended July 31, 2023

Federal statutory rate expense (benefit)	263,351	19,359
State statutory rate, net of effect of state income tax deductible to federal income tax	19,606	6,470
Permanent difference – penalties, interest, and others	29,808	(7,026)
Change in valuation allowance	323,463	100,103
Tax expense per financial statements	636,228	118,906

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes were comprised of the following:

	July 31, 2024	April 30, 2024

Deferred tax assets:
Bad debt expense	$66,888	$66,888
Inventory impairment loss	89,141	38,279
Investment loss	208,543	150,684
Lease liabilities, net of ROU	696,376	660,713
NOL	1,304,702	1,125,192
Valuation allowance	(2,349,498)	(2,026,613)
Deferred tax assets, net	$16,152	$15,143

Deferred tax liability:
Trademark acquired at acquisition of Maison Monterey Park and Lee Lee	$1,270,954	$1,287,403
Deferred tax liability, net of deferred tax assets	$1,254,802	$1,272,260

As of July 31, 2024 and April 30, 2024, Maison and Maison El Monte had approximately $4.01 million and $3.20 million, respectively, of U.S. federal NOL carryovers available to offset future taxable income which do not expire but are limited to 80% of income until utilized. As of July 31, 2024 and April 30, 2024, Maison and Maison El Monte had approximately $4.37 million and $3.56 million, respectively, of California state net operating loss which can be carried forward up to 20 years to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

The Company recorded $0 and $11,279 of interest and penalties related to understated income tax payments for the three months ended July 31, 2024 and 2023, respectively.

As of July 31, 2024, the Company’s U.S. income tax returns filed for the year ending on December 31, 2020 and thereafter are subject to examination by the relevant taxation authorities.

16. Other income

For the three months ended July 31, 2023, other income mainly consisted of $0.38 million employee retention credit (“ERC”) received (after net-off with investment loss of $28,456). The ERC is a tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

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

On April 9, 2024, a shareholder derivative action was brought by Shah Azad derivatively on behalf of the Company against John Xu, Tao Han, Alexandria Lopez, Bin Wang, Mark Willis, and Xiaoxia Zhang, and the Company itself as a nominal defendant. The complaint was filed in the United States District Court for the Central District of California, Case No. 2:24-cv-02897. On April 12, 2024, another derivative complaint was filed by Arnab Baral in the United States District Court Central District of California, Case No. 2:24-cv-03018. The two cases have since been consolidated, with the Azad case taking lead. The lawsuits allege breaches of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act. The claims arise from the allegations underlying the class action securities lawsuits. On July 19, 2024, the Court ordered the Azad case stayed until a motion to dismiss is heard in the class action securities action. The Company is not able to make a reasonable estimate about the amount of contingent loss of these cases at current stage.

In May 2020, Maison El Monte was named as a co-defendant in a complaint filed by a consumer advocacy group alleging violations of a California health and safety regulation. The case is pending in the Superior Court of the State of California. It is reasonably possible that a loss may be incurred; however, the possible range of losses is not reasonably estimable given the pending status of the case. As such, the Company has not made any accruals of possible loss for the three months ended July 31, 2024 and 2023 related to this case.

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

18. Acquisition of subsidiary

On April 4, 2024, AZLL, an Arizona limited liability company and a wholly-owned subsidiary of Maison, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Meng Truong (“Meng Truong”) and Paulina Truong (“Paulina Truong” and, together with Meng Truong, the “Sellers”), pursuant to which AZLL purchased 100% of the outstanding equity interests in Lee Lee from the Sellers. The transaction closed on April 8, 2024.

Pursuant to the Stock Purchase Agreement, AZLL agreed to pay to the Sellers an aggregate purchase price of approximately $22.2 million, subject to certain adjustments as set forth in the Stock Purchase Agreement, consisting of: (i) $7.0 million in cash paid immediately at the closing of the transaction, and (ii) the Secured Note with an original principal amount of approximately $15.2 million, subject to certain adjustments as set forth in the Senior Secured Note Agreement. In addition, the Stock Purchase Agreement contained customary representations and warranties, and indemnification, non-competition, non-solicitation and confidentiality provisions.

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

*

include purchase price adjustments for 1) reducing purchase price by $80,000 for the accrued sick-pay liability of Lee Lee prior to the closing date, and 2) increasing purchase price by $18,032 to compensate Sellers for the Sellers’ security deposit for the Peoria Lease which shall be left for AZLL.

The following condensed unaudited pro forma consolidated results of operations for the Company for the three months ended July 31, 2023 present the results of operations of the Company and Lee Lee as if the acquisition occurred on May 1, 2023.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the three Months Ended July 31, 2023
(Unaudited)
Revenue	$32,663,713
Operating costs and expenses	31,820,608
Income from operations	843,105
Other income	318,786
Income tax expense	(395,961)
Net income	$765,930

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

Overview

We are a fast-growing, specialty grocery retailer offering traditional Asian food and merchandise to modern U.S. consumers, in particular to members of Asian-American communities. We are committed to providing Asian fresh produce, meat, seafood, and other daily necessities in a manner that caters to traditional Asian-American family values and cultural norms, while also accounting for the new and faster-paced lifestyle of younger generations and the diverse makeup of the communities in which we operate. To achieve this, we are developing a center-satellite stores network. Since our formation in July 2019, we have acquired equity interests in four (4) traditional Asian supermarkets in Los Angeles, California. Since April 30, 2022, we have been operating these supermarkets as center stores. The center stores target traditional Asian-American, family-oriented customers with a variety of meat, fresh produce and other merchandise, while additionally stocking items which appeal to the broader community. We are operating these traditional Asian-American, family-oriented supermarkets with our management’s deep cultural understanding of our consumers’ unique consumption habits. In addition to the traditional supermarkets, on December 31, 2021, we acquired a 10% equity interest in a new grocery store located in Alhambra, California, a young and active community (the “Alhambra Store”) from Mrs. Grace Xu, the spouse of Mr. John Xu, our chief executive officer (“CEO”), Chairman and President. Our intention is to acquire the remaining 90% equity interest in the Alhambra Store and operate it as our first satellite store. The investment in the Alhambra Store is considered a related party transaction because Mrs. Xu is the spouse of Mr. Xu, our CEO, Chairman and President. Please refer to “Certain Relationships and Related Party Transactions” for further explanation. In May 2021, the Company acquired 10% of the equity interests in Dai Cheong, a wholesale business which mainly supplies foods and groceries imported from Asia, which is owned by John Xu, our CEO, Chairman and President. We intend to acquire the controlling ownership of Dai Cheong. By adding Dai Cheong to our portfolio, we will take the first step toward creating a vertically integrated supply-retail structure. Having an importer as a part of our portfolio will allow us the opportunity to offer a wider variety of products and to reap the benefits of preferred wholesale pricing. On June 27, 2023, we invested $1,440,000 for 40% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”), a supermarket in the city of Arcadia, California, to further expand our footprint to new neighborhood. On December 6, 2023, we invested an additional $360,000 for another 10% equity interest in HKGF Arcadia. On February 1, 2024, the Company and JC Business Guys, Inc., the only other member of HKGF Arcadia (“JC Business Guys”), entered into a third amendment to the operating agreement of HKGF Arcadia to decrease our percentage equity interest in HKGF Arcadia to 49% and increase JC Business Guy’s percentage equity interest to 51%. On November 3, 2023, we incorporated a wholly-owned subsidiary, AZLL LLC (“AZLL”), in Arizona. On April 8, 2024, AZLL closed an acquisition transaction and purchased 100% of the equity interests in Lee Lee Oriental Supermart, Inc. (“Lee Lee”) for an aggregate purchase price of approximately $22.2 million, consisting of: (i) $7.0 million in cash paid immediately at the closing of the transaction, and (ii) a senior secured promissory note (the “Secured Note”) with an original principal amount of approximately $15.2 million pursuant to a senior secured note agreement dated April 8, 2024 (the “Senior Secured Note Agreement”). Lee Lee is a three-store supermarket chain operating in Arizona under the name Lee Lee International Supermarkets and specializing on South-East groceries.

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

Key Factors that Affect Operating Results

Inflation

The inflation rate for the United States was 2.9% for the three months ended July 31, 2024, 3.4% for the year ended April 30, 2024 and 4.9% for the year ended April 30, 2023 according to Bureau of Labor Statistics. Inflation increased our purchase costs, occupancy costs, and payroll costs.

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

Payroll

As of July 31, 2024, we had approximately 363 employees including employees from our newly acquired subsidiary, Lee Lee, which is based in the State of Arizona. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, in California, the minimum wage was $15.50 per hour in 2023 and increased to $16 per hour starting from January 1, 2024; in Arizona, the minimum wage was $13.85 per hour in 2023, and increased to $14.35 per hour starting from January 1, 2024. Our payroll and payroll tax expenses were $3.7 million and $1.7 million for the three months ended July 31, 2024 and 2023, respectively.

Vendor and Supply Management

Maison believes that a centralized and efficient vendor and supply management system is the key to profitability. Maison has major vendors, including Lap international, Lawrence Wholesale, BRC International Inc, ONCO Food Corp., GF Distribution, Inc., and XHJC Holding Inc. For the three months ended July 31, 2024, these five suppliers accounted for 9%, 11%, 3%, 5% and 11% of the Company’s total purchases, respectively. For the three months ended July 31, 2023, these five suppliers accounted for 0%, 0%, 19%, 9%, and 34% of the Company’s total purchases, respectively. Maison believes that its centralized vendor management enhances its negotiating power and improves its ability to manage vendor payables.

Store Maintenance and Renovation

From time to time, Maison conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline in customer volume. Significant maintenance or renovation would affect our operations and operating results. Meanwhile, improving the store environment can also attract more customers and lead to an increase in sales. Maison focused on improving and renovating our stores for the three months ended July 31, 2024 and 2023. We spent $295,872 for the three months ended July 31, 2024 for repairs and maintenance and supermarket renovation, an increase of $215,598 compared to $80,274 for the three months ended July 31, 2023 mainly due to the acquisition of our new subsidiary Lee Lee.

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended July 31, 2024, the Company had a net income of approximately $700,908. The Company had bank overdraft of $1.80 million, negative working capital of $15.78 million, and an accumulated deficit of approximately $2.12 million as of July 31, 2024. The historical operating results, including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on historical data and management’s estimates and provided a reserve for inventory shrinkage for the three months ended July 31, 2024 and 2023.

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

The Company sells Company gift cards to customers. There are no administrative fees on unused gift cards and the gift cards do not have an expiration date. Gift card sales are recorded as contract liability when sold and are recognized as revenue when either the gift card is redeemed, or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company’s gift card breakage rate is based upon historical redemption patterns, and it recognizes breakage revenue utilizing the redemption recognition method. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift card been redeemed.

The Company’s contract liability related to gift cards was $897,810 and $965,696 as of July 31, 2024 and April 30, 2024, respectively.

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

Results of Operations for the Three Months Ended July 31, 2024 and 2023

	Three Months ended July 31,
	2024	2023	Change	Percentage Change
Net revenues	$29,649,380	$13,752,315	$15,897,065	115.6%
Cost of revenues	21,383,741	10,646,219	10,737,522	100.9%
Gross profit	8,265,639	3,106,096	5,159,543	166.1%
Operating expenses
Selling expenses	4,899,893	2,264,550	2,635,343	116.4%
General and administrative expenses	1,730,871	1,058,291	672,580	63.6%
Total operating expenses	6,630,764	3,322,841	3,307,923	99.6%
Income (loss) from operations	1,634,875	(216,745)	1,851,620	854.3%
Other income (expenses), net	(197,434)	355,493	(552,927)	(155.54)%
Interest expense, net	(183,387)	(46,566)	(136,821)	293.8%
Income before income taxes	1,254,054	92,182	1,161,872	1,260.4%
Income tax provisions	636,228	118,906	517,322	435.1%
Net income (loss)	617,826	(26,724)	644,550	2,411.9%
Net income (loss) attributable to noncontrolling interests	(83,082)	78,215	(161,297)	(206.2)%
Net income (loss) attributable to Maison Solutions Inc.	$700,908	$(104,939)	$805,847	767.9%

Revenues

	Three Months ended July 31,
	2024	2023	Change	Percentage Change
Perishables	$15,194,958	$7,723,846	$7,471,112	96.7%
Non-perishables	14,454,422	6,028,469	8,425,953	139.8%
Net revenue	$29,649,380	$13,752,315	$15,897,065	115.6%

Our net revenues were approximately $29.6 million for the three months ended July 31, 2024, an increase of approximately $15.9 million or 115.6%, from approximately $13.8 million for the three months ended July 31, 2023. The increase in net revenues was driven by the inclusion of revenues from our newly acquired subsidiary, Lee Lee (acquired in April 2024), of $18.2 million, which was partly offset by decreased sales of Maison Monterey Park by $0.3 million, decreased sales of Maison San Gabriel by $0.9 million, decreased sales of Maison Monrovia by $0.6 million and decreased sales of Maison El Monte by $0.5 million, as compared to the three months ended July 31, 2023. Our four California-based supermarkets contributed $11.5 million in revenue during the three months ended July 31, 2024, a decrease of approximately $2.3 million, as compared to the three months ended July 31, 2023. The $2.3 million decrease was mainly due to increased competition from newly opened Asian supermarkets near Maison San Gabriel, the effect of certain COVID-19 pandemic-era relief programs ending in fall 2023 such as losing access to foods stamps due to resume of work requirement for food stamps, as well as the temporary slow-down of the Maison El Monte store due to renovation.

Cost of Revenues

	Three Months ended July 31,
	2024	2023	Change	Percentage Change
Total cost of revenues	$21,383,741	$10,646,219	$10,737,522	100.9%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut. The cost of revenues increased by $10.7 million, from $10.6 million for the three months ended July 31, 2023, to approximately $21.4 million for the three months ended July 31, 2024. The increase in cost of revenues was mainly from our newly acquired subsidiary, Lee Lee (acquired in April 2024), by $12.3 million, which was partly offset by decreased cost of revenues from our four California-based supermarkets by $1.6 million.

Gross Profit and Gross Margin

	Three Months ended July 31,
	2024	2023	Change	Percentage Change
Gross Profit	$8,265,639	$3,106,096	$5,159,543	166.1%
Gross Margin	27.9%	22.6%		5.3%

Gross profit was approximately $8.3 million and $3.1 million for the three months ended July 31, 2024 and 2023, respectively. Gross margin was 27.9% and 22.6% for the three months ended July 31, 2024 and 2023, respectively. Our supermarkets’ sales profit margins increased by 5.3% for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The increase in our gross profit was mainly due to the higher gross profit from our new acquired subsidiary Lee Lee.

Total Operating Expenses

	Three Months ended July 31,
	2024	2023	Change	Percentage Change
Selling Expenses	$4,899,893	$2,264,550	$2,635,343	116.4%
General and Administrative Expenses	1,730,871	1,058,291	672,580	63.6%
Total Operating Expenses	$6,630,764	$3,322,841	$3,307,923	99.6%
Percentage of revenue	22.4%	24.2%		(1.8)%

Total operating expenses were approximately $6.6 million for the three months ended July 31, 2024, an increase of approximately $3.3 million, compared to approximately $3.3 million for the three months ended July 31, 2023. Total operating expenses as a percentage of revenues were 22.4% and 24.2% for the three months ended July 31, 2024 and 2023, respectively. The increase in operating expenses was primarily attributable to the increase in selling expenses, which included the increase in payroll expense, utility expense, advertising and promotion expense, postage & delivery expense and merchant service charges as result of the acquisition of Lee Lee. Payroll expense increased by $2.0 million in the three months ended July 31, 2024, as compared to the three months ended July 31, 2023 due to the increase of hourly rate and increased number of employees due to the acquisition of Lee Lee. Utility expenses increased by $0.3 million in the three months ended July 31, 2024, as compared to the three months ended July 31, 2023. Merchant service charges increased by $0.2 million in the three months ended July 31, 2024, as compared to the three months ended July 31, 2023 due to increased sales as describe above.

The increase in general and administrative expenses during the three months ended July 31, 2024 was primarily due to increased office expenses of approximately $148,136, increased office supplies by $186,703, increased amortization expense of $136,250 due to the new trademark acquired through the acquisition of Lee Lee, increased insurance expense by $193,245, and increased repair and maintenance expense by $236,703, which was partly offset by decreased professional fees by $197,247 and decrease other miscellaneous expenses by $31,210.

Other Income (Expenses), Net

Other expenses were $197,434 for the three months ended July 31, 2024 compare to other income of $355,493 for the three months ended July 31, 2023. For the three months ended July 31, 2024, other expenses mainly consisted of investment loss of $206,803 ($166,028 investment loss from HKGF Arcadia and $40,775 from Alhambra Store), which was partly offset by other income of $9,369. For the three months ended July 31, 2023, other income mainly consisted of $0.4 million ERC received for the three months ended July 31,2023, which was partly offset by investment loss from HKGF Arcadia of $28,456. The ERC is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

Interest Income (Expense), Net

Interest expense was $183,387 for the three months ended July 31, 2024, an increase of $136,821 from $46,566 for the three months ended July 31, 2023. For the three months ended July 31, 2024, the interest expense was for the SBA Loans and note payable arising from the acquisition of Lee Lee. For the three months ended July 31, 2023, the interest expense was for the SBA Loans and the loans with American First National Bank (the “AFNB Loans”). The AFNB Loans were repaid in full as of April 30, 2024.

Income Taxes Provisions

Income tax expense was $636,228 for the three months ended July 31, 2024, an increase of $517,322 from income taxes expense of $118,906 for the three months ended July 31, 2023. The increase was mainly due to increased taxable income from our stores for the three months ended July 31, 2024 compared to the three months ended July 31, 2023.

Net Income (Loss)

Net income attributable to the Company was $700,908 for the three months ended July 31, 2024, an increase of $805,847, or 767.9%, from a $104,939 net loss attributable to the Company for the three months ended July 31, 2023. This was mainly attributable to the reasons discussed above, which included an increase in gross profit by $5,159,543, increased net loss attribute to noncontrolling interest by $161,297, which was partly offset by decreased other income by $374,580, increased investment loss of $178,347, increased interest expenses by $136,821, increased operating expenses by $3,307,923 and increased income tax expense by $517,322.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended July 31, 2024 Compared to the Three Months Ended July 31, 2023

As of July 31, 2024, we had cash, cash equivalents of approximately $588,896. We had net income attributable to us of $700,908 for the three months ended July 31, 2024, and had a working capital deficit of approximately $15.8 million as of July 31, 2024. As of July 31, 2024, the Company had outstanding loan facilities of approximately $2.55 million SBA loan and $10.1 million secured senior note payable due to the acquisition of Lee Lee.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. We have funded our working capital, operations and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, government grants, and bank loans. Cash is required to pay purchase costs for inventory, rental expenses, salaries, income taxes, other operating expenses and to repay debts. Our ability to repay our current expenses and obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail grocery industry, the expected collectability of our accounts receivable and the realization of the inventories as of July 31, 2024 and April 30, 2024. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control.

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

On November 22, 2023, we entered into certain securities purchase agreements (the “Securities Purchase Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Securities Purchase Agreements, we sold an aggregate of 1,190,476 shares of the Company’s Class A common stock, par value $0.0001 per share, to the PIPE Investors at a per share purchase price of $4.20 (the “PIPE Offering”). The PIPE Offering closed on November 22, 2023. We received net proceeds of approximately $4.60 million, after deducting investment banker’s discounts and commissions and offering expenses payable by the Company.

We plan to acquire and open additional supermarkets, satellite stores and warehouses to expand our footprint to both the West Coast and the East Coast. To accomplish such expansion plan, we estimate the total related capital investment and expenditures to be approximately $35 million to $40 million, among which approximately $13 million to $16 million will be required within the next 12 months to support our preparation and opening of new stores in Southern and Northern California and acquiring additional supermarkets on the East Coast. This is based on the management’s best estimate as of the date of this Report.

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

The following table summarizes our cash flow data for the three months ended July 31, 2024 and 2023.

	Three Months ended July 31,
	2024	2023
Net cash provided by operating activities	$3,585,390	$596,541
Net cash used in investing activities	(102,631)	(1,452,809)
Net cash used in financing activities	(2,894,964)	(101,417)
Net change in cash and restricted cash	$587,795	$(957,685)

Operating Activities

Net cash provided by operating activities was approximately $3.6 million for the three months ended July 31, 2024, which mainly comprised of net income of $617,826, add-back of non-cash adjustments to net income including depreciation and amortization expense of $266,895, inventory impairment of $204,604, and investment loss from 49% equity investee HKGF Arcadia store of $166,028 and investment loss from 10% cost investee HKGF Alhambra store of $40,775. In addition, for the three months ended July 31, 2024, we had cash inflow from (i) decrease to other receivables and other current assets of $752,663, (ii) increased outstanding accounts payable of $2,091,840, (iii) increased outstanding of income tax payable of $713,504, (iv) increased operating lease liabilities of $134,896, and (iv) increase of other long-term payables of $15,432.

However, our net cash provided by operating activities for the three months ended July 31, 2024 was mainly offset by an increase of prepayments of $105,091, an increase of inventories of $753,104, an increase of accounts receivable from related parties of $217,153, an increase of payment of accrued expenses and other payables of $246,651, and an increase of payment for contract liabilities of $67,886.

Net cash provided by operating activities was approximately $0.6 million for the three months ended July 31, 2023, which mainly comprised of net loss of $26,724, add-back of non-cash adjustments to net loss including depreciation and amortization expense of $67,236, investment loss of $28,456. In addition, for the three months ended July 31, 2023, we had cash inflow from a decrease to accounts receivable from related parties of $22,611, decrease to inventories of $111,174, decrease to prepayments of $463,423, decrease to other receivables and other current assets of $200,754, an increase of outstanding accounts payable from related party of $16,402, an increase of operating lease liabilities of $67,547, and an increase of taxes payables of $120,665.

The net cash provided by operating activities for the three months ended July 31, 2023 was mainly offset by non-cash adjustments to net loss including bad debt reversal of $105,322, provision for inventory shrinkage reversal of $3,237, an increase of accounts receivable of $76,974, an increase of payment for accrued expenses and other payables of $58,795, an increase of payment to accounts payable of $154,894, and an increase of payment for contract liabilities of $78,499.

We had a net income before noncontrolling interest of $617,826 for the three months ended July 31, 2024, an increase of $644,550 compared with a net loss of $26,724 for the three months ended July 31, 2023. Our cash inflow of $3,585,390 for the three months ended July 31, 2024 represented an increase of $2,988,849 cash inflow, compared with a $596,541 cash inflow in the three months ended July 31, 2023. The increased net cash inflow for the three months ended July 31, 2024 was mainly due to increased cash inflow from net income by $644,550 with change of non-cash adjustments by $675,470, increased cash onflow from other receivables and other current assets by $551,909, increased cash inflow from accounts payable by $2,246,734, and increased cash inflow from outstanding income tax payable by $592,839, which was partly offset by increased cash outflow from accounts receivable – related parties by $239,764, increased cash outflow from prepayments by $568,514, increased cash outflow from inventories by $864,278, and increased cash outflow from other payables by $187,856.

Investing Activities

Net cash used in investing activities was $102,631 for the three months ended July 31, 2024, which mainly consisted of store renovation and purchase of equipment of $102,631.

Net cash used in investing activities was approximately $1.5 million for the three months ended July 31, 2023, which mainly consisted of the purchase of equipment of $12,809, and payment for investment into Good Fortune Arcadia supermarket of $1.4 million.

Financing Activities

Net cash used in financing activities was approximately $2.9 million for the three months ended July 31, 2024, which mainly consisted of repayment for a note payable arising from the acquisition of Lee Lee of $5,000,000 and repayment on SBA loan payable of $16,078, which was partially offset by increase of bank overdraft of $1,707,376 and increase borrowing from related parties $413,738.

Net cash used in financing activities was approximately $0.1 million for the three months ended July 31, 2023, which mainly consisted of repayment on loans payable of $101,417.

Debt

U.S. Small Business Administration (the “SBA”)

On June 15, 2020, Maison Monrovia entered into a $150,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and the maturity date on June 15, 2050. On June 15, 2020, Maison San Gabriel entered into a $150,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and the maturity date on June 15, 2050. On June 15, 2020, Maison El Monte entered into a $150,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and the maturity date on June 15, 2050. Per the SBA loan agreements, the interests payments on all three SBA loans were deferred to December 2022.

On January 12, 2022, Maison San Gabriel received an extra $1,850,000 loan from the SBA at 3.75% annual interest rate and the maturity date on June 15, 2050. Maison El Monte received an extra $350,000 loan from the SBA at 3.75% annual interest rate and the maturity date on June 15, 2050.

As of July 31, 2024 and April 30, 2024, the Company’s aggregate balance on the three SBA loans was $2,545,221 and $2,561,299, respectively.

Senior Secured Note Payable

On April 8, 2024, AZLL closed an acquisition transaction and purchased 100% of the equity interests in Lee Lee for an aggregate purchase price of approximately $22.2 million, consisting of: (i) $7.0 million in cash paid immediately at the closing of the transaction, and (ii) the Secured Note with an original principal amount of approximately $15.2 million pursuant to the Senior Secured Note Agreement.

Under the Senior Secured Note Agreement, the Secured Note will accrue interest on the outstanding principal amount at an annual interest rate of five percent (5%). The payment schedule of the principal amount of the Secured Note is as follows: (i) $2.5 million due and immediately payable on each of May 8, 2024 and June 8, 2024; (ii) $1.5 million due and immediately payable on each of September 8, 2024, October 8, 2024 and November 8, 2024; (iii) $1.0 million due and immediately payable on December 8, 2024; and (iv) approximately $4.7 million due and immediately payable on February 8, 2025. Additionally, pursuant to the terms and conditions of the Senior Secured Note Agreement, the principal amount may be adjusted to include certain Premium Guarantees (as defined in the Senior Secured Note Agreement) if certain conditions, as set forth in the Senior Secured Note Agreement and the Stock Purchase Agreement, are not met.

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

As of July 31, 2024, the Company had an outstanding note payable of $10,126,065 to the sellers of Lee Lee with an annual interest rate of 5%. The Company is required to repay the full amount before February 8, 2025 as described above.

On April 8, 2024, in connection with the execution of the Senior Secured Note Agreement, and pursuant to the Stock Purchase Agreement, AZLL entered into a guarantee (the “Purchaser Guarantee”) to and for the benefit of the Sellers, pursuant to which AZLL unconditionally guarantees the payment by Lee Lee of the principal amount of the Secured Note, as adjusted pursuant to the Secured Note and the faithful and prompt performance by Lee Lee of the conditions and covenants of the Secured Note.

Also on April 8, 2024, in connection with the execution of the Senior Secured Note Agreement, and pursuant to the Stock Purchase Agreement, John Jun Xu, Chairman, Chief Executive Officer and controlling stockholder of the Company, and Grace Xu, spouse of John Jun Xu (together with John Jun Xu, the “Xu Guarantors”), entered into a guarantee (the “Xu Guarantee” and, together with the Purchaser Guarantee, the “Guarantees”) to and for the benefit of the Sellers, pursuant to which the Xu Guarantors unconditionally guarantee the payment by Lee Lee of the principal amount of the Secured Note, as adjusted pursuant to the Secured Note and the faithful and prompt performance by Lee Lee of the conditions and covenants of the Secured Note.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of July 31, 2024:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	Thereafter
Senior secured note payable	$10,126,065	$10,126,065	$—	$—	$—
SBA loan	2,545,221	65,627	137,834	147,175	2,194,585
Operating lease obligations and others	42,580,794	4,113,718	8,482,809	6,817,279	23,166,988
	$55,252,080	$14,305,410	$8,620,643	$6,964,454	$25,361,573

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

On April 9, 2024, a shareholder derivative action was brought by Shah Azad derivatively on behalf of the Company against John Xu, Tao Han, Alexandria Lopez, Bin Wang, Mark Willis, and Xiaoxia Zhang, and the Company itself as a nominal defendant. The complaint was filed in the United States District Court for the Central District of California, Case No. 2:24-cv-02897. On April 12, 2024, another derivative complaint was filed by Arnab Baral in the United States District Court Central District of California, Case No. 2:24-cv-03018. The two cases have since been consolidated, with the Azad case taking the lead. The lawsuits allege breaches of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act. The claims arise from the allegations underlying the class action securities lawsuits. On July 19, 2024, the Court ordered the Azad case stayed until a motion to dismiss is heard in the class action securities action.

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

On January 22, 2024, a small claim complain was filed against Maison Monterey Park for unpaid invoice. The Court granted plaintiff a judgement against Maison Monterey Park for $5,128 on April 25, 2024. Maison Monterey Park filed a Notice of Motion to vacate judgment in June 2024, hearing on motion to vacate judgment is scheduled in July 2024. It is reasonably possible that a loss may be incurred; however, the possible range of losses is not reasonably estimable given the pending status of the motion to vacate judgment.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on this evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2024 due to the previously identified material weaknesses described below.

As described in our Annual Report on Form 10-K for the year ended April 30, 2024, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2024 based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the control deficiencies identified during this evaluation and set forth below, our management concluded that we did not maintain effective internal control over financial reporting as of April 30, 2024 due to the existence of previously identified material weaknesses in internal control over financial reporting as described below.

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended July 31, 2024.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, management has determined that the Company has the following material weaknesses in its internal control over financial reporting, which continue to exist as of July 31, 2024, as related to: (i) insufficient full-time employees with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP and address complex accounting issues under U.S. GAAP; (ii) the lack of timely related party transaction monitoring and the failure to keep a related party list and keep records of related party transactions on a regular basis; (iii) the failure to keep an up-to-date perpetual inventory control system or timely perform company-wide inventory count at or near its fiscal year-end date. Specifically, maintaining records for inbound warehouse purchases or have specialized personnel to scan goods into the warehouse on a timely basis; (iv) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned; (v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management; and (vi) accounting personnel have the ability in the accounting system to prepare, review, and post the same accounting journal entry.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found in Note 17 — “Commitments and Contingencies” to the consolidated financial Statements included in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company. However, as of the date of this Report, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended April 30, 2024.

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

MAISON SOLUTIONS INC.

Date: September 23, 2024	By:	/s/ John Xu
	Name:	John Xu
	Title:	Chief Executive Officer, Chairman and President
(Principal Executive Officer)

Date: September 23, 2024	By:	/s/ Alexandria M. Lopez
	Name:	Alexandria M. Lopez
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)