Form 10-Q
period 2024-10-31
Maison Solutions Inc.
filed 2024-12-16
CIK 1892292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

As of December 11, 2024, the number of shares of Class A common stock, $0.0001 par value, outstanding was 17,450,476 shares, and the number of shares of Class B common stock, $0.0001 par value, outstanding was 2,240,000 shares.

MAISON SOLUTIONS INC.

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAISON SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2024 (Unaudited)	April 30, 2024
ASSETS
CURRENT ASSETS
Cash	$355,670	$—
Accounts receivable	105,730	111,874
Accounts receivable - related parties	546,913	459,647
Inventories, net	8,886,337	6,802,255
Prepayments	3,705,814	3,263,711
Other receivables and other current assets	640,860	1,240,786
Other receivable - related parties	98,995	33,995
Total current assets	14,340,319	11,912,268

NON-CURRENT ASSETS
Restricted cash	—	1,101
Property and equipment, net	2,220,054	2,334,963
Intangible assets, net	7,699,361	7,978,911
Security deposits	946,208	946,208
Investment under cost method	75,000	75,000
Investment under cost method - related parties	162,665	203,440
Investment under equity method	931,155	1,261,458
Operating lease right-of-use assets, net	39,404,733	40,726,647
Goodwill	16,957,147	16,957,147
Total non-current assets	68,396,323	70,484,875

TOTAL ASSETS	$82,736,642	$82,397,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Book overdraft	$1,323,117	$97,445
Accounts payable	9,056,643	5,394,423
Accounts payable - related parties	591,410	470,605
Accrued expenses and other payables	2,001,727	1,627,082
Other payables - related parties	505,324	491,586
Income tax payable	1,665,265	442,518
Contract liabilities	810,798	965,696
Operating lease liabilities, current	4,138,759	4,088,678
Loan payables, current	66,160	65,098
Notes payable, current	9,826,065	15,126,065
Total current liabilities	29,985,268	28,769,196

NON-CURRENT LIABILITIES
Long-term loan payable	2,462,852	2,496,201
Security deposit from sub-tenants	124,428	125,114
Operating lease liabilities, non-current	37,912,048	39,015,252
Deferred tax liability, net	1,231,195	1,272,260
Total non-current liabilities	41,730,523	42,908,827

TOTAL LIABILITIES	71,715,791	71,678,023

Commitment and contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Class A Common stock, $0.0001 par value, 97,000,000 shares authorized; 17,450,476 shares issued and outstanding as of October 31, 2024 and April 30, 2024	1,745	1,745
Class B Common stock, $0.0001 par value, 3,000,000 shares authorized; 2,240,000 shares issued and outstanding	224	224
Additional paid in capital	13,313,523	13,313,523
Accumulated deficit	(2,372,595)	(2,817,495)
Total Maison Solutions, Inc. stockholders’ equity	10,942,897	10,497,997
Noncontrolling interest	77,954	221,123
Total stockholders’ equity	11,020,851	10,719,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,736,642	$82,397,143

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Revenue	$31,019,924	$13,766,204	$60,669,304	$27,518,519

Cost of goods sold	22,868,137	10,642,983	44,251,878	21,289,202

Gross profit	8,151,787	3,123,221	16,417,426	6,229,317

Operating expenses
Selling expenses	5,364,371	2,281,147	10,264,264	4,545,697
General and administrative expenses	2,116,050	588,251	3,846,921	1,646,542

Total operating expenses	7,480,421	2,869,398	14,111,185	6,192,239

Income from operations	671,366	253,823	2,306,241	37,078

Non-operating income (expenses)
Interest expense, net	(242,380)	(29,965)	(425,767)	(76,531)
Investment income (loss)	(226,274)	15,678	(433,077)	(12,778)
Other income (loss), net	44,289	(898)	53,658	383,051

Non-operating income (expenses), net	(424,365)	(15,185)	(805,186)	293,742

Income before income taxes	247,001	238,638	1,501,055	330,820

Income tax provisions	563,096	147,160	1,199,324	266,066

Net income (loss) before noncontrolling interest	(316,095)	91,478	301,731	64,754

Less: net income (loss) attributable to noncontrolling interests	(60,086)	13	(143,168)	78,228

Net income (loss) attributable to Maison Solutions, Inc.	$(256,009)	$91,465	$444,899	$(13,474)

Net income (loss) per share attributable to Maison Solutions, Inc.
Basic and diluted	$(0.01)	$0.01	$0.03	$(0.00)

Weighted average number of common stock outstanding - basic and diluted	17,450,476	16,780,220	17,450,476	16,298,913

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023

(UNAUDITED)

						Retained
	Class A		Class B		Additional	Earnings		Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Equity
Balance at April 30, 2024	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(2,817,495)	$221,123	$10,719,120
Net income (loss)	—	—	—	—	—	700,908	(83,082)	617,826
Balance at July 31, 2024	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(2,116,586)	$138,040	$11,336,946
Net income (loss)	—	—	—	—	—	(256,009)	(60,086)	(316,095)
Balance at October 31, 2024	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(2,372,595)	$77,954	$11,020,851

						Retained
	Class A		Class B		Additional	Earnings		Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Equity
Balance at April 30, 2023	13,760,000	$1,376	2,240,000	$224	$—	$522,710	$267,947	$792,257
Net income (loss)	—	—	—	—	—	(104,939)	78,215	(26,724)
Balance at July 31, 2023	13,760,000	$1,376	2,240,000	$224	$—	$417,771	$346,162	$765,533
Net income	—	—	—	—	—	91,465	13	91,478
Issuance of common stock - IPO	2,500,000	250	—	—	8,716,142	—	—	8,716,392
Balance at October 31, 2023	16,260,000	$1,626	2,240,000	$224	$8,716,142	$509,236	$346,175	$9,573,403

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,
	2024	2023
Cash flows from operating activities
Net income before noncontrolling interest	$301,731	$64,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	527,543	127,451
Inventory impairment (reversal)	314,833	(3,559)
Bad debt expense (reversal)	62,483	(105,322)
Investment loss	433,077	12,778
Changes in deferred taxes	(41,065)	(3,667)
Changes in operating assets and liabilities:
Accounts receivable	6,144	(239,161)
Accounts receivable - related parties	(149,749)	129,105
Inventories	(2,398,913)	155,589
Prepayments	(442,103)	(138,307)
Other receivables and other current assets	599,926	268,343
Accounts payable	3,662,221	(149,679)
Accounts payable - related parties	120,804	(301)
Accrued expenses and other payables	374,645	87,983
Income tax payable	1,222,747	247,505
Contract liabilities	(154,898)	(132,180)
Operating lease liabilities	268,791	149,093
Other long-term payables	(686)	5,677
Net cash provided by operating activities	4,707,531	476,102

Cash flows from investing activities
Payments for equipment purchase	(133,085)	(18,965)
Payments of intangible assets purchase	—	(1,500,000)
Investment into HKGF Market of Arcadia, LLC	(62,000)	(1,440,000)
Net cash used in investing activities	(195,085)	(2,958,965)

Cash flows from financing activities
Bank overdraft	1,225,672	—
Borrowing from related parties	13,738	—
Loan to related party	(65,000)	—
Repayment of loan payables	(32,287)	(201,948)
Repayment’ of notes payable arising from acquisition of Lee Lee	(5,300,000)	—
Net proceeds from issuance of common stock	—	8,716,392
Net cash provided by (used in) financing activities	(4,157,877)	8,514,444

Net changes in cash and restricted cash	354,569	6,031,581
Cash and restricted cash at the beginning of the period	1,101	2,570,867
Cash and restricted cash at the end of the period	$355,670	$8,602,448

Supplemental disclosure of cash and restricted cash
Cash	355,670	$8,601,347
Restricted cash	—	1,101
Total cash and restricted cash	$355,670	$8,602,448

Supplemental disclosure of cash flow information
Cash paid for interest	$425,767	$63,683
Cash paid for income taxes	$86,508	$22,228

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024 (UNAUDITED) AND APRIL 30, 2024

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

On November 3, 2023, the Company incorporated a wholly-owned subsidiary, AZLL LLC (“AZLL”), in Arizona. On April 8, 2024, AZLL closed an acquisition transaction and purchased 100% of the equity interests in Lee Lee Oriental Supermart, Inc. (“Lee Lee”) for an aggregate purchase price of approximately $22.2 million, consisting of: (i) $7.0 million in cash paid immediately at the closing of the transaction, and (ii) a senior secured promissory note (the “Secured Note”) with an original principal amount of approximately $15.2 million pursuant to a senior secured note agreement dated April 8, 2024 and amended on October 21, 2024 (as amended, the “Senior Secured Note Agreement”). Lee Lee is a three-store supermarket chain operating in Arizona under the name Lee Lee International Supermarkets and specializing in South-East groceries.

The Company, through its five subsidiaries, engages in the specialty grocery retailer business. The Company is a fast-growing specialty grocery retailer offering traditional Asian food and merchandise to U.S. consumers, in particular to Asian-American communities.

2. Summary of significant accounting policies

Going concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three and six months ended October 31, 2024, the Company had a net loss of $256,009 and a net income of $444,899, respectively. The Company had an accumulated deficit of approximately $2.37 million and negative working capital of $15.64 million as of October 31, 2024. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

The interim consolidated financial information as of October 31, 2024 and for the three and six months periods ended October 31, 2024 and 2023 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024, previously filed with the SEC on August 13, 2024.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim consolidated financial position as of October 31, 2024, its interim consolidated results of operations and cash flows for the three and six months ended October 31, 2024 and 2023, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

As of October 31, 2024 and April 30, 2024, the Company had NCIs of $77,954 and $221,123, respectively, which represent 9% of the equity interest of Maison San Gabriel, 14.75% of the equity interest of Maison Monrovia and 8.33% of the equity interest of Maison El Monte. For the three months ended October 31, 2024 and 2023, the Company had net loss of $60,086 and net income of $13, respectively, that were attributable to NCIs.  For the six months ended October 31, 2024 and 2023, the Company had net loss of $143,168 and net income of $78,228, respectively, that were attributable to NCIs.

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

Cash and cash equivalents

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of October 31, 2024 and April 30, 2024, cash balances held in the banks, exceeding the standard insurance amount, are $0 and $862,613, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

Restricted cash

Restricted cash is an amount of cash deposited with banks in conjunction with borrowings from banks. Restriction on the use of such cash and the interest earned thereon is imposed by the banks and remains effective throughout the terms of the bank borrowings and notes payable. Restricted cash is classified as non-current assets on the Company’s consolidated balance sheets, as all the balances are not expected to be released to cash within the next 12 months. As of October 31, 2024 and April 30, 2024, the Company had restricted cash of $0 and $1,101, respectively.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of October 31, 2024 and April 30, 2024, there was no allowance for the doubtful accounts.

Accounts receivable — related parties

Accounts receivable consist primarily of receivables from related parties on 30-day credit terms and are presented net of an allowance for estimated uncollectible amounts. The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the accounts receivable is written off against the allowance. As of October 31, 2024 and April 30, 2024, the allowance for the doubtful accounts was $62,483 and $0, respectively.

Prepayments

Prepayments are mainly comprised of cash deposited and advanced to suppliers for future inventory purchases and services to be performed. This amount is refundable and bears no interest. For any prepayments that management determines will not be in receipts of inventories, services, or refundable, the Company recognizes an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of October 31, 2024 and April 30, 2024, the Company had made prepayments to its vendors of $3,705,814 and $3,263,711, respectively. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary.

Other receivables and other current assets

Other receivables and other current assets primarily include non-interest-bearing loans of the other business entities, mainly the Company’s major vendors. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Management reviews the composition of other receivables and analyzes historical bad debts, and current economic trends to evaluate the adequacy of the reserves. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of October 31, 2024 and April 30, 2024, the Company did not have any bad debt allowance for other receivables.

Inventories, net

Inventories consisting of finished goods and products available for sale are primarily accounted for using the first-in, first-out method. Merchandise inventories are valued at the lower of cost or net realizable value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, liquidations, and expected recoverable values of each disposition category. The Company recorded inventory shrinkage based on the historical data and management’s estimates and provides a reserve for inventory shrinkage for the three and six months ended October 31, 2024 and 2023. The Company provided a reserve (reversal) for inventory shrinkage of $110,229 and $(322) for the three months ended October 31, 2024 and 2023. The Company provided a reserve (reversal) for inventory shrinkage of $314,833 and $(3,559) for the six months ended October 31, 2024 and 2023.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the three and six months ended October 31, 2024 and 2023.

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

In May 2021, the Company purchased a 10% equity interest in Dai Cheong Trading Company Inc (“Dai Cheong”), a grocery trading company, for $162,665 from DC Holding CA, Inc. DC Holding CA, Inc. is 100% owned by John Xu, the Chief Executive Officer, Chairman and President of the Company. See Note 12 — “Related party balances and transactions”.

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc (“HKGF Alhambra”), the legal entity holding the Alhambra store, for $40,775 from Ms. Grace Xu, the sole shareholder of HKGF Market of Alhambra, Inc. and a related party as the spouse of Mr. John Xu, the Chief Executive Officer, Chairman and President of the Company. See Note 12 — “Related party balances and transactions”. HKGF Market of Alhambra was temporarily shut down at the end of September 2024 as a result of a strategic operating decision by HKGF Market of Alhambra’s management. Accordingly, the Company recorded $40,775 investment loss during the six months ended October 31, 2024.

Effective on December 14, 2023, the Company purchased 10% equity interest in TMA Liquor Inc (“TMA”), a liquor wholesale company, for $100,000. The Company paid $75,000 as of October 31, 2024.

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

Investment in equity securities is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore the Company did not record any impairment charges for its investments for the three and six months ended October 31, 2024.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). The Company did not record any impairment loss during the three and six months ended October 31, 2024 and 2023.

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

The Company sells Company gift cards to customers. There are no administrative fees on unused gift cards, and the gift cards do not have an expiration date. Gift card sales are recorded as contract liability when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company’s gift card breakage rate is based upon historical redemption patterns, and it recognizes breakage revenue utilizing the redemption recognition method. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift card been redeemed. The Company’s contract liability related to gift cards was $810,798 and $965,696 as of October 31, 2024 and April 30, 2024, respectively.

The following table summarizes disaggregated revenue from contracts with customers by product group: perishable and non-perishable goods. Perishable product categories include meat, seafood, vegetables, and fruit. Non-perishable product categories include grocery, liquor, cigarettes, lottery, newspaper, reusable bag, non-food, and health products.

	Three Months Ended October 31,
	2024	2023
Perishables	$16,007,610	$7,470,842
Non-perishables	15,012,314	6,295,362
Total revenues	$31,019,924	$13,766,204

	Six Months Ended October 31,
	2024	2023
Perishables	$31,202,567	$15,194,688
Non-perishables	29,466,737	12,323,831
Total revenues	$60,669,304	$27,518,519

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

Selling expenses

Selling expenses mainly consist of advertising costs, promotion expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expensed when the services are performed. The Company’s advertising expenses were $11,548 and $3,869 for the three months ended October 31, 2024 and 2023, respectively. The Company’s advertising expenses were $48,787 and $34,506 for the six months ended October 31, 2024 and 2023, respectively.

General and administrative expenses

General and administrative expenses mainly consist of payroll and related costs for employees involved in general corporate functions, professional fees and other general corporate expenses, as well as expenses associated with the use by these functions of facilities and equipment, such as rental and depreciation expenses.

Concentrations of risks

(a) Major customers

For the three and six months ended October 31, 2024 and 2023, the Company did not have any customers that accounted for more than 10% of consolidated total net sales.

(b) Major vendors

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the three months ended October 31, 2024 and 2023.

Three Months Ended October 31, 2024		Three Months Ended October 31, 2023
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	7%	A	32%
B	—%	B	17%
C	—%	C	10%
D	14%	D	—%

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the six months ended October 31, 2024 and 2023.

Six Months Ended October 31, 2024		Six Months Ended October 31, 2023
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	9%	A	33%
B	—%	B	18%
C	—%	C	10%
D	12%	D	—%

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

Earnings (loss) per share

Basic earnings (loss) per ordinary share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of common stock outstanding and of potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) is excluded from the calculation of diluted earnings per share. For the three and six months ended October 31, 2024 and 2023, the Company had no dilutive potential common stock.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU requires additional quantitative and qualitative income tax disclosures to enable financial statements users better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its consolidated financial statement presentation or disclosures.

No other new accounting pronouncements issued or effective had, or are expected to have, a material impact on the Company’s consolidated financial statements.

3. Inventories, net

A summary of inventories, net was as follows:

	October 31, 2024	April 30, 2024

Perishables	$5,995,528	$2,406,550
Non-perishables	3,242,432	4,432,545
Reserve for inventory shrinkage	(351,623)	(36,790)
Inventories, net	$8,886,337	$6,802,255

Movements of reserve for inventory shrinkage were as follows:

	Six Months Ended October 31, 2024	Six Months Ended October 31, 2023

Beginning balance	$36,790	$42,750
Provision for (reversal of) inventory shrinkage reserve	314,833	(3,559)
Ending Balance	$351,623	$39,191

4. Prepayments

Prepayments consisted of the following:

	October 31, 2024	April 30, 2024

Prepayment for inventory purchases	$3,176,416	$2,784,647
Prepaid directors and officers (“D&O”) insurance	176,742	130,354
Prepaid income tax	193,700	193,700
Prepaid professional service	29,553	25,607
Prepaid rent	129,403	129,403
Total prepayments	$3,705,814	$3,263,711

As of October 31, 2024, the prepayment for inventory purchases mainly consisted of $1,885,141 paid to GF Distribution, Inc., one of the Company’s major vendors; and $1,281,275 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor, and prepayment to other vendors of $10,000.

As of April 30, 2024, the prepayment for inventory purchases mainly consisted of $1,234,234 paid to GF Distribution, Inc., one of the Company’s major vendors; and $1,515,065 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor, and prepayment to other vendors of $35,347.

5. Property and equipment, net

Property and equipment consisted of the following:

	October 31, 2024	April 30, 2024

Furniture & Fixtures	$3,225,560	$3,225,560
Equipment	4,487,473	4,457,856
Leasehold Improvement	2,373,287	2,269,819
Automobile	715,948	715,948
Total property and equipment	10,802,268	10,669,183
Accumulated depreciation	(8,582,214)	(8,334,220)
Property and equipment, net	$2,220,054	$2,334,963

Depreciation expenses included in the general and administrative expenses for the three months ended October 31, 2024 and 2023 were $11,124 and $4,657, respectively. Depreciation expense included in the cost of sales for the three months ended October 31, 2024 and 2023 were $111,236 and $52,032, respectively. Depreciation expenses included in the general and administrative expenses for the six months ended October 31, 2024 and 2023 were $22,680 and $10,449, respectively. Depreciation expense included in the cost of sales for the six months ended October 31, 2024 and 2023 were $226,799 and $109,952, respectively.

6. Intangible assets

Intangible assets consisted of the following:

	October 31, 2024	April 30, 2024

Liquid license	$17,482	$17,482
Software systems (a)	2,950,000	2,950,000
Trademark (b)	5,194,000	5,194,000
Total intangible assets	8,161,482	8,161,482
Accumulated amortization	462,121	182,571
Intangible assets, net	$7,699,361	$7,978,911

(a)	Software systems

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

The amortization expense for the three months ended October 31, 2024 and 2023 was $139,775 and $3,817, respectively. The amortization expense for the six months ended October 31, 2024 and 2023 was $279,550 and $7,050, respectively. Estimated amortization expense for each of the next five years at October 31, 2024 is as follows: $559,099, $559,099, $559,099, $559,099 and $559,099.

7. Equity method investment

As of October 31, 2024, the Company made an investment of $1,862,000 for 49% interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). The Company recorded $226,274 investment loss and $15,678 investment income for the three months ended October 31, 2024 and 2023, respectively. The Company recorded $392,302 and $12,778 investment loss for the six months ended October 31, 2024 and 2023, respectively. As of October 31, 2024, the Company incurred accumulated investment loss of $930,845.

The following table shows the condensed balance sheet of HKGF Arcadia as of October 31, 2024.

October 31, 2024 (Unaudited)
ASSETS
Current Assets
Cash and equivalents	$14,948
Accounts receivable	93,528
Inventories, net	625,720
Total Current Assets	734,196
Property and equipment, net	984,536
Intangible asset, net	27,731
Goodwill	1,680,000
Security deposits	167,402
Total Assets	$3,593,865

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,347,671
Other payables	52,439
Loan from shareholder	94,000
Bank overdraft	385,684
Total Current Liabilities	1,879,794

Total Liabilities	1,879,794

Stockholders’ Equity
Paid in Capital	3,800,000
Subscription receivable	(182,933)
Accumulated deficit	(1,902,996)
Total Stockholders’ Equity	1,714,071
Total Liabilities and Stockholders’ Equity	$3,593,865

The following table shows the condensed statement of operations of HKGF Arcadia for the three months ended October 31, 2024 and 2023.

	For the Three Months ended October 31, 2024	For the Three Months ended October 31, 2023
Net Revenues
Supermarket	$2,160,699	$1,599,317
Total Revenues, Net	2,160,699	1,599,317

Cost of Revenues
Supermarket	1,865,870	894,555
Total Cost of Revenues	1,865,870	894,555

Gross Profit	294,829	704,762

Operating Expenses	763,812	665,566
Total Operating Expenses	763,812	665,566
Income (Loss) from Operations	(468,983)	39,196

Other income	7,199	—
Income (Loss) Before Income Taxes	(461,784)	39,196

Income Taxes	—	—
Net Income (Loss)	(461,784)	39,196

Net Income (Loss) Attributable to Maison Solutions Inc.	$(226,274)	$15,678

The following table shows the condensed statement of operations of HKGF Arcadia for the six months ended October 31, 2024, and for the period from July 1, 2023 (business starting date) to October 31, 2023.

	For the Six Months ended October 31, 2024	For the Period from July 1, 2023 to October 31, 2023
Net Revenues
Supermarket	$3,728,022	$2,177,141
Total Revenues, Net	3,728,022	2,177,141

Cost of Revenues
Supermarket	3,092,654	1,323,090
Total Cost of Revenues	3,092,654	1,323,090

Gross Profit	635,368	854,051

Operating Expenses	1,446,667	885,996
Total Operating Expenses	1,446,667	885,996
Loss from Operations	(811,299)	(31,945)

Other income	10,683	—
Loss Before Income Taxes	(800,616)	(31,945)

Income Taxes	—	—
Net Loss	(800,616)	(31,945)

Net Loss Attributable to Maison Solutions Inc.	$(392,302)	$(12,778)

8. Goodwill

Goodwill represented the excess fair value of the assets under the fair value of the identifiable assets owned at the closing of the acquisition of Maison Monterey Park and Lee Lee, including an assembled workforce, which cannot be sold or transferred separately from the other assets in the business. See Note 18 — “Acquisition of subsidiary” for additional information. As of October 31, 2024 and April 30, 2024, the Company had goodwill of $16,957,147, consisting of $2,222,211 arising from Maison Monterey Park and $14,734,936 arising from the Lee Lee acquisition. The Company did not record any impairment to the goodwill for the three and six months ended October 31, 2024 and 2023.

9. Accrued expenses and other payables

Accrued expenses and other payables consisted of the following:

	October 31, 2024	April 30, 2024

Accrued payroll	$1,156,841	$717,389
Accrued interest expense	136,388	136,388
Accrued loss for legal matters (Note 17)	250,128	250,128
Other payables	164,724	242,886
Due to third parties, non-interest bearing, payable upon demand	145,774	161,302
Sales tax payable	147,872	118,989
Total accrued expenses and other payables	$2,001,727	$1,627,082

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

On June 10, 2024, Lee Lee filed a Statement of Conversion with the Arizona Corporation Commission (the “ACC”) converting Lee Lee Oriental Supermart, Inc. into Lee Lee Oriental Supermart, LLC, an Arizona limited liability company (the “Conversion”). Following the Conversion, AZLL filed a Statement of Merger with the ACC, pursuant to which Lee Lee merged into AZLL, effective August 28, 2024 (the “Merger”). On September 9, 2024, AZLL filed a Statement of Division with the ACC resulting in the restoration of both Lee Lee and AZLL as separate legal entities (the “Division”). The Conversion, the Merger and the Division are herein referred to collectively as the “Lee Lee Reorganization.”

On October 21, 2024, Lee Lee, AZLL, the Company and the Holders entered into the First Amendment to Senior Secured Note Agreement (the “First Amendment”), which amends that certain Senior Secured Note Agreement, dated as of April 8, 2024. Among other things, the First Amendment amends the Secured Note to (i) reflect the Lee Lee Reorganization, (ii) modify certain cure periods pursuant to an “Event of Default” under the Secured Note, and (iii) include certain covenants and representations with respect to the Lee Lee Reorganization. Additionally, pursuant to the First Amendment, Lee Lee, AZLL and the Company irrevocably waive and forfeit any and all defenses, causes or remedies which may have arisen or may arise as a result of the Lee Lee Reorganization in relation to any action or enforcement of any rights, remedies or provisions of the Secured Note, the Security Agreement and/or otherwise at law taken by the Holders.

On October 21, 2024, following the execution of the First Amendment, Lee Lee, AZLL and the Holders entered into the Second Amendment to the Senior Secured Note Agreement (the “Second Amendment”). Among other things, the Second Amendment: (i) increases the annual interest rate on the outstanding Principal Amount, effective as of October 8, 2024, to ten percent (10%); (ii) amends the payment schedule of the principal and interest amounts to be due every Monday of each week starting on October 14, 2024, as set forth in Exhibit A of the Second Amendment; (iii) amends the definition of “Events of Default”; and (iv) increases the Default Rate to fourteen percent (14%) per annum. Additionally, pursuant to the Second Amendment, upon execution of the Second Amendment, the Company paid a restructuring fee of $40,000 to the Holders.

During the three months ended October 31, 2024, the Company repaid $300,000 on this note and recorded $221,392 interest expense. During the six months ended October 31, 2024, the Company repaid $5,300,000 on this note and recorded $379,992 interest expense. As of October 31, 2024 and April 30, 2024, the Company had an outstanding note payable of $9,826,065 and $15,126,065, respectively, to the sellers of Lee Lee. The Company is required to repay the full amount before May 5, 2025.

11. Loan payables

A summary of the Company’s loans was listed as follows:

Lender	Due date	October 31, 2024	April 30, 2024

U.S. Small Business Administration	June 15, 2050	2,529,012	2,561,299
Total loan payables		2,529,012	2,561,299
Current portion of loan payables		(66,160)	(65,098)
Non-current loan payables		$2,462,852	$2,496,201

U.S. Small Business Administration (the “SBA”)

Borrower	Due date	October 31, 2024	April 30, 2024

Maison Monrovia	June 15, 2050	$143,276	$145,071
Maison San Gabriel	June 15, 2050	1,909,145	1,933,394
Maison El Monte	June 15, 2050	476,591	482,834
Total SBA loan payables		$2,529,012	$2,561,299

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

On June 15, 2020, Maison El Monte entered into a $150,000 Business Loan Agreement with SBA at 3.75% annual interest rate and a maturity date on June 15, 2050. On January 6, 2022, Maison El Monte entered into an additional $350,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and a maturity date on June 15, 2050.

Per the SBA loan agreement, all interest payments on these three loans were deferred to December 2022. As of October 31, 2024 and April 30, 2024, the Company’s aggregate balance on the three SBA loans was $2,529,012 and $2,561,299, respectively. Interest expenses were $22,823 and $23,336 for the three months ended October 31, 2024 and 2023, respectively. Interest expenses were $45,775 and $46,798 for the six months ended October 31, 2024 and 2023, respectively. During the six months ended October 31, 2024, the Company made aggregate repayment of the SBA loans of $78,060 (which includes principal of $32,285 and interest expense of $45,775). During the six months ended October 31, 2023, the Company made repayment of $91,070 (which includes principal of $36,521 and interest expense of $54,549).

As of October 31, 2024, the future minimum principal amount of loan payments to be paid by year were as follows:

Year Ending October 31,	Amount
2025	$66,160
2026	68,347
2027	70,617
2028	72,973
2029	75,420
Thereafter	2,175,495
Total	$2,529,012

12. Related party balances and transactions

Related party transactions

Sales to related parties

Name of Related Party	Nature	Relationship	Three Months ended October 31, 2024	Three Months ended October 31, 2023

United Food LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$705	$2,479
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	137,134	61,065
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	17,717	65,567
Total			$155,556	$129,111

Name of Related Party	Nature	Relationship	Six Months ended October 31, 2024	Six Months ended October 31, 2023

United Food LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$2,712	$5,142
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	178,976	67,036
Grantstone, Inc	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	1,232	—
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	99,113	125,450
Total			$282,033	$197,628

Purchases from related parties

Name of Related Party	Nature	Relationship	Three Months Ended October 31, 2024	Three Months Ended October 31, 2023

United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$420	$3,734
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	20,037	5,085
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	47,227	67,551
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	29,334	2,201
Total			$97,018	$78,571

Name of Related Party	Nature	Relationship	Six Months Ended October 31, 2024	Six Months Ended October 31, 2023

United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$5,024	$4,408
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	35,133	11,090
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	88,122	105,525
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	42,111	2,200
Total			$170,390	$123,223

Investment in equity purchased from related parties

Name of Investment Company	Nature of Operation	Investment percentage	Relationship	As of October 31, 2024	As of April 30, 2024

Dai Cheong Trading Co Inc.	Import and wholesales of groceries	10%	John Xu, the Company’s Chief Executive Officer, Chairman and President, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	$162,665	$162,665
HKGF Market of Alhambra, Inc.	Supermarket product sales	10%	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	—	40,775
Total				$162,665	$203,440

In May 2021, the Company purchased a 10% equity interest in Dai Cheong Trading Company Inc., a grocery trading company, for $162,665 from DC Holding CA, Inc. DC Holding CA, Inc. is owned by John Xu, the Chief Executive Officer, Chairman and President of the Company.

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc, the legal entity holding the Alhambra Store (as defined below) for $40,775 from Ms. Grace Xu, a related party as the spouse of Mr. John Xu, the Chief Executive Officer, Chairman and President of the Company. HKGF Market of Alhambra was temporarily shut down at the end of September 2024 as a result of a strategic operating decision by HKGF Market of Alhambra’s management. Accordingly, the Company recorded $40,775 investment loss during the six months ended October 31, 2024.

Related party balances

Accounts receivable — sales to related parties

Name of Related Party	Nature	Relationship	October 31, 2024	April 30, 2024

HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	$161,418	$10,922
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	—	79,258
JC Business Guys, Inc.	Supermarket product sales	Shareholder with 51% equity interest of HKGF Market of Arcadia, LLC	66,729	66,728
Grantstone Inc.	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	11,781	10,550
United Food, LLC	Supermarket product sales	John Xu, ultimately owns 24% of United Food, LLC	306,985	292,189
Total			$546,913	$459,647

Accounts payable — purchase from related parties

Name of Related Party	Nature	Relationship	October 31, 2024	April 30, 2024

Hong Kong Supermarket of Monterey Park, Ltd.	Due on demand, non-interest bearing	John Xu, controls this entity	$440,166	$440,166
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	93,304	—
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc. prior to the 10% equity interest acquisition by Maison	57,940	30,439
Total			$591,410	$470,605

Other receivables — related parties

Name of Related Party	Nature	Relationship	October 31, 2024	April 30, 2024

Ideal Investment	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	$3,995	$3,995
Ideal City Capital	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	30,000	30,000
HKGF Market of Arcadia, LLC	Due on demand, non-interest bearing	Maison owns 49% equity interest	65,000	—
Total			$98,995	$33,995

Other payables — related parties

Name of Related Party	Nature	Relationship	October 31, 2024	April 30, 2024

John Xu	due on demand, non-interest bearing	The Company’s Chief Executive Officer, Chairman and President	$214,549	$200,810
Grace Xu	due on demand, non-interest bearing	Spouse of John Xu	40,775	40,775
New Victory Foods Inc	due on demand, non-interest bearing	John Xu, owns this entity with 100% ownership	250,000	250,000
Total			$505,324	$491,586

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

As of October 31, 2024, the average remaining term of the supermarkets’ store lease was 16.30 years. As of April 30, 2024, the average remaining term of the supermarkets’ store lease was 16.80 years.

In June and November 2022, the Company entered three leases for three copiers with terms of 63 months for each. In January 2024, Maison El Monte entered a lease for copy with terms of 63 months. As of October 31, 2024, the average remaining term of the copier lease was 3.37 years. As of April 30, 2024, the average remaining term of the copier lease is 3.87 years.

The copier lease detail information was listed below:

Store	Lease Term Due
Maison Monrovia	January 1, 2028
Maison San Gabriel	January 1, 2028
Maison Monterey Park	August 1, 2027
Maison El Monte	March 10, 2029

The Company’s total lease expenses under ASC 842 are $1.12 million and $0.70 million for the three months ended October 31, 2024 and 2023, respectively. The Company’s total lease expenses under ASC 842 are $2.25 million and $1.48 million for the six months ended October 31, 2024 and 2023, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of range from 4.5% to 7.50%, which was determined using the Company’s incremental borrowing rate.

The Company’s operating ROU assets and lease liabilities were as follows:

	October 31, 2024	April 30, 2024

Operating ROU:
ROU assets – supermarket leases	$39,377,068	$40,695,438
ROU assets – copier leases	27,665	31,209
Total operating ROU assets	$39,404,733	$40,726,647

	October 31, 2024	April 30, 2024

Operating lease obligations:
Current operating lease liabilities	$4,138,759	$4,088,678
Non-current operating lease liabilities	37,912,048	39,015,252
Total lease liabilities	$42,050,807	$43,103,930

As of October 31, 2024, the five-year maturity of the Company’s operating lease liabilities was as following:

Twelve Months Ended October 31,	Operating lease liabilities
2025	$4,138,759
2026	4,230,161
2027	4,285,786
2028	3,742,395
2020	2,672,608
Thereafter	50,786,448
Total future undiscounted lease payments	69,856,157
Less: interest	(27,805,350)
Present value of lease liabilities	$42,050,807

14. Stockholder’s equity

Common stock

Maison was initially authorized to issue 500,000 shares of common stock with a par value of $0.0001 per share. On September 8, 2021, the total number of authorized shares of all classes of stock was increased to 100,000,000 by way of a 200-for-1 stock split, among which, the authorized shares were divided into (i) 95,000,000 shares of common stock, par value of $0.0001 per share (the “common stock”) of which (a) 92,000,000 shares shall be a series designated as Class A common stock (the “Class A common stock”), and (b) 3,000,000 shares shall be a series designated as Class B common stock (the “Class B common stock”), and (ii) 5,000,000 shares of preferred stock, par value $0.0001 per share (the “preferred stock”). For the Class A common stock and Class B common stock, the rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one (1) vote. Each share of Class B common stock is entitled to ten (10) votes and is convertible at any time into one share of Class A common stock. As of October 31, 2024, John Xu, the Company’s Chief Executive Officer, Chairman and President, holds all of our outstanding shares of Class B common stock. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively adjusted to reflect (i) the increase of share capital as if the change of share numbers became effective as of the beginning of the first period presented for Maison Group and (ii) the reclassification of all outstanding shares of our common stock beneficially owned by Golden Tree USA Inc. into Class B common stock, which are collectively referred to as the “Reclassification.”

Warrants

On October 10, 2023, the Company issued the Underwriter non-redeemable warrants (the “Underwriter Warrants”) to purchase an amount equal to five (5%) percent of 2,500,000 shares of Class A Common Stock sold in the Company’s initial public offering (the “IPO”) on October 10, 2023. The Company issued 125,000 Underwriter Warrants, which is exclusive of the over-allotment option, pursuant to the Underwriting Agreement. The Underwriter Warrants became exercisable one hundred eighty (180) days after the commencement of sales of the IPO (April 1, 2024) and remain exercisable until the fifth anniversary of the effective date of the IPO (April 1, 2029). The Company accounted for the Underwriter Warrants issued based on the fair value (“FV”) method under FASB ASC Topic 505, and the FV of the Underwriter Warrants was calculated using the Black-Scholes model under the following assumptions: life of 5 years, volatility of 100%, risk-free interest rate of 4.26% and dividend yield of 0%. The FV of the Underwriter Warrants issued at the grant date was $382,484. The Underwriter Warrants issued in this financing were classified as equity instruments.

Following is a summary of the activities of warrants for the six months ended October 31, 2024:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding as of April 30, 2024	125,000	$4.80	4.42
Exercisable as of April 30, 2024	—	$—	—
Granted	—		—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of October 31, 2024	125,000	$4.80	3.92
Exercisable as of October 31, 2024	—	$—	—

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

The provision for income taxes provisions consisted of the following components:

	Three Months ended October 31, 2024	Three Months ended October 31, 2023

Current:
Federal income tax expense	$462,661	$115,085
State income tax expense	124,041	33,982
Deferred:
Federal income tax benefit	(19,175)	(1,431)
State income tax benefit	(4,431)	(476)
Total	$563,096	$147,160

	Six Months ended October 31, 2024	Six Months ended October 31, 2023

Current:
Federal income tax expense	$972,420	$197,648
State income tax expense	267,968	72,085
Deferred:
Federal income tax benefit	(33,736)	(2,752)
State income tax benefit	(7,328)	(915)
Total	$1,199,324	$266,066

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income (loss) before income taxes:

	Three Months ended October 31, 2024	Three Months ended October 31, 2023

Federal statutory rate expense	$51,871	$50,114
State statutory rate, net of effect of state income tax deductible to federal income tax	(31,033)	17,939
Permanent difference – penalties, interest, and others	29,737	19,167
Utilization of NOL	—	(39,704)
Change in valuation allowance	512,521	99,644
Tax expense per financial statements	$563,096	$147,160

	Six Months ended October 31, 2024	Six Months ended October 31, 2023

Federal statutory rate expense	$315,222	$69,473
State statutory rate, net of effect of state income tax deductible to federal income tax	(11,427)	24,409
Permanent difference – penalties, interest, and others	59,545	12,140
Utilization of NOL	—	(51,589)
Change in valuation allowance	835,984	211,633
Tax expense per financial statements	$1,199,324	$266,066

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes were comprised of the following:

	October 31, 2024	April 30, 2024

Deferred tax assets:
Bad debt expense	$84,373	$66,888
Inventory impairment loss	88,730	38,279
Investment loss	271,854	150,684
Lease liabilities, net of ROU	731,758	660,713
NOL	1,911,314	1,125,192
Valuation allowance	(3,064,719)	(2,026,613)
Deferred tax assets, net	$23,310	$15,143

Deferred tax liability:
Trademark acquired at acquisition of Maison Monterey Park and Lee Lee	$1,254,505	$1,287,403
Deferred tax liability, net of deferred tax assets	$1,231,195	$1,272,260

As of October 31, 2024 and April 30, 2024, Maison and Maison El Monte had approximately $5.99 million and $3.20 million, respectively, of U.S. federal NOL carryovers available to offset future taxable income which do not expire but are limited to 80% of income until utilized. As of October 31, 2024 and April 30, 2024, Maison and Maison El Monte had approximately $6.40 million and $3.56 million, respectively, of California state net operating loss which can be carried forward up to 20 years to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

The Company recorded $0 and $4,564 of interest and penalties related to understated income tax payments for the six months ended October 31, 2024 and 2023, respectively.

As of October 31, 2024, the Company’s U.S. income tax returns filed for the year ending on December 31, 2021 and thereafter are subject to examination by the relevant taxation authorities.

16. Other income

For the six months ended October 31, 2023, other income mainly consisted of $0.38 million employee retention credit (“ERC”) received (after net-off with investment loss of $28,456). The ERC is a tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

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

On September 8, 2023, a complaint was filed by former employee against Maison San Gabriel for wrongful termination and labor law violation. Maison San Gabriel filed a general denial in November 2023. Status conference is scheduled for July 1, 2025, and final status conference is scheduled for February 26, 2026. Trial is schedule for March 9, 2026. In the complaint, the plaintiff’s counsel asked for a range of $300,000 to $3,000,000. It is too premature at this state of litigation to estimate the chance of prevailing.

On January 22, 2024, a small claim complaint was filed against Maison Monterey Park for unpaid invoice. The Court granted plaintiff a judgement against Maison Monterey Park for $5,128 on April 25, 2024. The Court granted plaintiff a judgment against defendant in the amount of $5,128 on April 25, 2024, which was then set aside on October 30, 2024 and schedule for trial on December 5, 2024. On December 5, 2024, the Court ruled that Maison Monterey Park does not owe plaintiff any money.

On May 8, 2024, the Company received a subpoena from the U.S. Securities and Exchange Commission Division of Enforcement (“SEC”).  The subpoena was issued following a social media post on X.com (formerly Twitter) made by Hindenburg Research in December 2023 and subpoenas issued to the Company’s CEO and CFO in March 2024. The Company is cooperating fully with the SEC. The ongoing matter with the SEC does not mean that the SEC has concluded that anyone has violated the law. The Company cannot predict when this matter will be resolved or what, if any, action the SEC may take.

On September 3, 2024, a claim was filed against Maison El Monte alleging violations of the Unruh Civil Rights Act and the California Disabled Persons Act for building not having adequate access for disabilities. The case Management Conference is scheduled for January 30, 2025. The management is not able to estimate the outcome of the case due to early stage of the case.

On October 17, 2024, a complaint was filed against HKGF Alhambra, HKGF Arcadia, Maison El Monte, Maison San Gabriel, Maison Monrovia, Maison Monterey Park and Tion Hin for unpaid invoices of seafood purchase for $115,388.39. The case management conference is scheduled for March 28, 2025. The management is not able to estimate the outcome of the case due to early stage of the case.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Goodwill as a result of the acquisition of Lee Lee was calculated as follows:

Total purchase considerations *	$22,126,065
Fair value of tangible assets acquired:
Other receivables	155,010
Property and equipment	1,574,818
Security deposits	485,518
Inventory	4,731,664
Operating lease right-of-use assets,	20,271,511
Intangible assets (trademark) acquired	5,000,000
Total identifiable assets acquired	32,218,521

Fair value of liabilities assumed:
Accounts payable	(2,348,465)
Contract liabilities	(13,035)
Accrued liabilities and other payables	(402,894)
Due to related parties	(485,518)
Tenant security deposits	(13,800)
Operating lease liabilities	(20,320,131)
Deferred tax liability	(1,243,550)
Total liabilities assumed	(24,827,393)
Net identifiable assets acquired	7,391,128
Goodwill as a result of the acquisition	$14,734,936

*	Includes purchase price adjustments for 1) reducing purchase price by $80,000 for the accrued sick-pay liability of Lee Lee prior to the closing date, and 2) increasing purchase price by $18,032 to compensate Sellers for the Sellers’ security deposit for the Peoria Lease which shall be left for AZLL.

The following condensed unaudited pro forma consolidated results of operations for the Company for the three and six months ended October 31, 2023 present the results of operations of the Company and Lee Lee as if the acquisition occurred on May 1, 2023.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Three Months Ended October 31, 2023
(Unaudited)
Revenue	$32,798,459
Operating costs and expenses	32,111,410
Income from operations	687,049
Other income	22,021
Income tax expense	(269,002)
Net income	$440,068

For the Six Months Ended October 31, 2023
(Unaudited)
Revenue	$65,462,172
Operating costs and expenses	63,932,018
Income from operations	1,530,154
Other income	340,806
Income tax expense	(664,962)
Net income	$1,205,998

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

On November 3, 2023, we incorporated a wholly-owned subsidiary, AZLL LLC (“AZLL”), in Arizona. On April 8, 2024, AZLL closed an acquisition transaction and purchased 100% of the equity interests in Lee Lee Oriental Supermart, Inc. (“Lee Lee”) for an aggregate purchase price of approximately $22.2 million, consisting of: (i) $7.0 million in cash paid immediately at the closing of the transaction, and (ii) a senior secured promissory note (the “Secured Note”) with an original principal amount of approximately $15.2 million pursuant to a senior secured note agreement dated April 8, 2024 and amended on October 21, 2024 (as amended, the “Senior Secured Note Agreement”). Lee Lee is a three-store supermarket chain operating in Arizona under the name Lee Lee International Supermarkets and specializing in ethnic groceries.

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

Key Factors that Affect Operating Results

Inflation

The inflation rate for the United States was 2.6% for the six months ended October 31, 2024, 3.4% for the year ended April 30, 2024 and 4.9% for the year ended April 30, 2023 according to Bureau of Labor Statistics. Inflation increased our purchase costs, occupancy costs, and payroll costs.

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

Payroll

As of October 31, 2024, we had approximately 385 employees including employees from our newly acquired subsidiary, Lee Lee, which is based in the State of Arizona. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, in California, the minimum wage was $15.50 per hour in 2023 and increased to $16 per hour starting from January 1, 2024; in Arizona, the minimum wage was $13.85 per hour in 2023, and increased to $14.35 per hour starting from January 1, 2024. Our payroll and payroll tax expenses were $4.3 million and $1.7 million for the three months ended October 31, 2024 and 2023, respectively. Our payroll and payroll tax expenses were $8.0 million and $3.4 million for the six months ended October 31, 2024 and 2023, respectively.

Vendor and Supply Management

Maison believes that a centralized and efficient vendor and supply management system is the key to profitability. Maison has major vendors, including Lawrence Wholesale, BRC International Inc, ONCO Food Corp., GF Distribution, Inc., and XHJC Holding Inc. For the three months ended October 31, 2024, these five suppliers accounted for 14%, 6%, 0.1%, 1% and 7% of the Company’s total purchases, respectively. For the three months ended October 31, 2023, these five suppliers accounted for 0%, 0%, 32%, 17% and 10% of the Company’s total purchases, respectively. For the six months ended October 31, 2024, these five suppliers accounted for 12%, 9%, 1%, 3%, and 9% of the Company’s total purchases, respectively. For the six months ended October 31, 2023, these five suppliers accounted for 0%, 0%, 33%, 18% and 10% of the Company’s total purchases, respectively. Maison believes that its centralized vendor management enhances its negotiating power and improves its ability to manage vendor payables.

Store Maintenance and Renovation

From time to time, Maison conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline in customer volume. Significant maintenance or renovation would affect our operations and operating results. Meanwhile, improving the store environment can also attract more customers and lead to an increase in sales. Maison focused on improving and renovating our stores for the three and six months ended October 31, 2024 and 2023. We spent $154,255 for the three months ended October 31, 2024 for repairs and maintenance and supermarket renovation, an increase of $140,808 compared to $13,447 for the three months ended October 31, 2023 mainly due to the acquisition of our new subsidiary Lee Lee. We spent $450,127 (including $310,977 for Lee Lee) for the six months ended October 31, 2024 for repairs and maintenance and supermarket renovation, an increase of $356,406 compared to $93,721 for the six months ended October 31, 2023 mainly due to the acquisition of our new subsidiary Lee Lee.

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended October 31, 2024, the Company had a net loss of approximately $256,009. For the six months ended October 31, 2024, the Company had a net income of approximately $444,899. The Company had bank overdraft of $1.32 million, negative working capital of $15.64 million, and an accumulated deficit of approximately $2.37 million as of October 31, 2024. The historical operating results, including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on historical data and management’s estimates and provided a reserve for inventory shrinkage for the three and six months ended October 31, 2024 and 2023. The Company provided a reserve (reversal) for inventory shrinkage of $110,229 and $(322) for the three months ended October 31, 2024 and 2023, respectively. The Company provided a reserve (reversal) for inventory shrinkage of $314,833 and $(3,559) for the six months ended October 31, 2024 and 2023, respectively.

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

The Company’s contract liability related to gift cards was $810,798 and $965,696 as of October 31, 2024 and April 30, 2024, respectively.

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

Results of Operations for the Three Months Ended October 31, 2024 and 2023

	Three Months Ended October 31,
	2024	2023	Change	Percentage Change
Net revenues	$31,019,924	$13,766,204	$17,253,720	125.3%
Cost of revenues	22,868,137	10,642,983	12,225,154	114.9%
Gross profit	8,151,787	3,123,221	5,028,566	161.0%
Operating expenses
Selling expenses	5,364,371	2,281,147	3,083,224	135.2%
General and administrative expenses	2,116,050	588,251	1,527,799	259.7%
Total operating expenses	7,480,421	2,869,398	4,611,023	160.7%
Income from operations	671,366	253,823	417,543	164.5%
Other income (expenses), net	(181,985)	14,780	(196,765)	(1,331.29)%
Interest expense, net	(242,380)	(29,965)	(212,415)	708.9%
Income before income taxes	247,001	238,638	8,363	3.5%
Income tax provisions	563,096	147,160	415,936	282.6%
Net income (loss)	(316,095)	91,478	(407,573)	(445.5)%
Net income (loss) attributable to noncontrolling interests	(60,086)	13	(60,099)	(462,300.0)%
Net income (loss) attributable to Maison Solutions Inc.	$(256,009)	$91,465	$(347,474)	(379.9)%

Revenues

	Three Months Ended October 31,
	2024	2023	Change	Percentage Change
Perishables	$16,007,610	$7,470,842	$8,536,767	114.3%
Non-perishables	15,012,314	6,295,362	8,716,953	138.5%
Net revenue	$31,019,924	$13,766,204	$17,253,720	125.3%

Our net revenues were approximately $31.0 million for the three months ended October 31, 2024, an increase of approximately $17.3 million or 125.3%, from approximately $13.8 million for the three months ended October 31, 2023. The increase in net revenues was driven by the inclusion of revenues from our newly acquired subsidiary, Lee Lee (acquired in April 2024), of $19.2 million, which was partly offset by decreased sales of Maison Monterey Park by $0.5 million, decreased sales of Maison San Gabriel by $0.8 million, decreased sales of Maison Monrovia by $0.5 million and decreased sales of Maison El Monte by $0.2 million, as compared to the three months ended October 31, 2023. Our four California-based supermarkets contributed $11.8 million in revenue during the three months ended October 31, 2024, a decrease of approximately $2.0 million, as compared to the three months ended October 31, 2023. The $2.0 million decrease of our California-based supermarkets was mainly due to increased competition from newly opened Asian supermarkets in nearby area, the effect of certain COVID-19 pandemic-era relief programs ending in fall 2023 such as losing access to foods stamps due to resume of work requirement for food stamps, as well as the temporary slow-down of the Maison El Monte store due to renovation.

Cost of Revenues

	Three Months Ended October 31,
	2024	2023	Change	Percentage Change
Total cost of revenues	$22,868,137	$10,642,983	$12,225,154	114.9%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut. The cost of revenues increased by $12.2 million, from $10.6 million for the three months ended October 31, 2023, to approximately $22.9 million for the three months ended October 31, 2024. The increase in cost of revenues was mainly from our newly acquired subsidiary, Lee Lee (acquired in April 2024), by $13.5 million, which was partly offset by decreased cost of revenues from our four California-based supermarkets by $1.3 million.

Gross Profit and Gross Margin

	Three Months Ended October 31,
	2024	2023	Change	Percentage Change
Gross Profit	$8,151,787	$3,123,221	$5,028,566	161.0%
Gross Margin	26.3%	22.7%		3.6%

Gross profit was approximately $8.2 million and $3.1 million for the three months ended October 31, 2024 and 2023, respectively. Gross margin was 26.3% and 22.7% for the three months ended October 31, 2024 and 2023, respectively. Our supermarkets’ sales profit margins increased by 3.6% for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The increase in our gross profit was mainly due to the higher gross profit from our new acquired subsidiary Lee Lee.

Total Operating Expenses

	Three Months Ended October 31,
	2024	2023	Change	Percentage Change
Selling Expenses	$5,364,371	$2,281,147	$3,083,224	135.2%
General and Administrative Expenses	2,116,050	588,251	1,527,799	259.7%
Total Operating Expenses	$7,480,421	$2,869,398	$4,611,023	160.7%
Percentage of revenue	24.1%	20.8%		3.3%

Total operating expenses were approximately $7.5 million for the three months ended October 31, 2024, an increase of approximately $4.6 million, compared to approximately $2.9 million for the three months ended October 31, 2023. Total operating expenses as a percentage of revenues were 24.1% and 20.8% for the three months ended October 31, 2024 and 2023, respectively. The increase in operating expenses was primarily attributable to the increase in selling expenses, which included the increase in payroll expense, utility expense, advertising and promotion expense, postage & delivery expense and merchant service charges as result of the acquisition of Lee Lee. Payroll expense increased by $2.6 million in the three months ended October 31, 2024, as compared to the three months ended October 31, 2023 due to the increase of hourly rate and increased number of employees due to the acquisition of Lee Lee. Utility expenses increased by $0.3 million in the three months ended October 31, 2024, as compared to the three months ended October 31, 2023. Merchant service charges increased by $0.2 million in the three months ended October 31, 2024, as compared to the three months ended October 31, 2023 due to increased sales as describe above.

The increase in general and administrative expenses during the three months ended October 31, 2024 was primarily due to increased professional fees by $823,003 related to the contingencies listed in Note 17 — “Commitments and Contingencies” to the consolidated financial Statements, increased office expense by $360,682, increased amortization expense by $136,250 due to the new trademark acquired through the acquisition of Lee Lee, increased utility expense by $25,683, increased bad debt expense by $62,483, and increased repair and maintenance expense by $119,704.

Other Income (Expenses), Net

Other expenses were $181,985 for the three months ended October 31, 2024 compare to other income of $14,780 for the three months ended October 31, 2023. For the three months ended October 31, 2024, other expenses mainly consisted of investment loss of $226,274, which was partly offset by other income of $44,289. For the three months ended October 31, 2023, other income mainly consisted of investment income of $15,678, which was partially offset by other expenses of $898.

Interest Income (Expense), Net

Interest expense was $242,380 for the three months ended October 31, 2024, an increase of $212,415 from $29,965 for the three months ended October 31, 2023. For the three months ended October 31, 2024, the interest expense was for the SBA Loans and note payable arising from the acquisition of Lee Lee. For the three months ended October 31, 2023, the interest expense was for the SBA Loans and the loans with American First National Bank (the “AFNB Loans”). The AFNB Loans were repaid in full as of April 30, 2024.

Income Taxes Provisions

Income tax expense was $563,096 for the three months ended October 31, 2024, an increase of $415,936 from income taxes expense of $147,160 for the three months ended October 31, 2023. The increase was mainly due to increased taxable income from our new acquisition stores of Lee-Lee for the three months ended October 31, 2024 compared to the three months ended October 31, 2023.

Net Income (loss)

Net loss attributable to the Company was $256,009 for the three months ended October 31, 2024, an increase of $347,474, or 379.9%, from a $91,465 net income attributable to the Company for the three months ended October 31, 2023. This was mainly attributable to the reasons discussed above, which included an increase in gross profit by $5,028,566, increased other income by $45,187, which was partly offset by increased investment loss of $241,952, increased interest expenses by $212,415, increased operating expenses by $4,611,023 and increased income tax expense by $415,936.

Results of Operations for the Six Months Ended October 31, 2024 and 2023

	Six Months Ended October 31,
	2024	2023	Change	Percentage Change
Net revenues	$60,669,304	$27,518,519	$33,150,785	120.5%
Cost of revenues	44,251,878	21,289,202	22,962,676	107.9%
Gross profit	16,417,426	6,229,317	10,188,109	163.6%
Operating expenses
Selling expenses	10,264,264	4,545,697	5,718,567	125.8%
General and administrative expenses	3,846,921	1,646,542	2,200,379	133.6%
Total operating expenses	14,111,185	6,192,239	7,918,946	127.9%
Income from operations	2,306,241	37,078	2,269,163	6,120.0%
Other income (expenses), net	(379,419)	370,273	(749,692)	(202.5)%
Interest expense, net	(425,767)	(76,531)	(349,236)	456.3%
Income before income taxes	1,501,055	330,820	1,170,235	353.7%
Income tax provisions	1,199,324	266,066	933,258	350.8%
Net income (loss)	301,731	64,754	236,977	366%
Net income (loss) attributable to noncontrolling interests	(143,168)	78,228	(221,396)	(283.0)%
Net income (loss) attributable to Maison Solutions Inc.	$444,899	$(13,474)	$458,373	(3,401.9)%

Revenues

	Six Months Ended October 31,
	2024	2023	Change	Percentage Change
Perishables	$31,202,567	$15,194,688	$16,007,879	105.4%
Non-perishables	29,466,737	12,323,831	17,142,906	139.1%
Net revenue	$60,669,304	$27,518,519	$33,150,785	120.5%

Our net revenues were approximately $60.7 million for the six months ended October 31, 2024, an increase of approximately $33.2 million or 120.5%, from approximately $27.5 million for the six months ended October 31, 2023. The increase in net revenues was driven by the inclusion of revenues from our newly acquired subsidiary, Lee Lee (acquired in April 2024), of $37.4 million, which was partly offset by decreased sales of Maison Monterey Park by $0.8 million, decreased sales of Maison San Gabriel by $1.7 million, decreased sales of Maison Monrovia by $1.1 million and decreased sales of Maison El Monte by $0.7 million, as compared to the six months ended October 31, 2023. Our four California-based supermarkets contributed $23.2 million in revenue during the six months ended October 31, 2024, a decrease of approximately $4.3 million, as compared to the six months ended October 31, 2023. The $4.3 million decrease was mainly due to increased competition from newly opened Asian supermarkets in nearby area, the effect of certain COVID-19 pandemic-era relief programs ending in fall 2023 such as losing access to foods stamps due to resume of work requirement for food stamps, as well as the temporary slow-down of the Maison El Monte store due to renovation.

Cost of Revenues

	Six Months Ended October 31,
	2024	2023	Change	Percentage Change
Total cost of revenues	$44,251,878	$21,289,202	$22,962,676	107.9%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut. The cost of revenues increased by $23.0 million, from $21.3 million for the six months ended October 31, 2023, to approximately $44.3 million for the six months ended October 31, 2024. The increase in cost of revenues was mainly from our newly acquired subsidiary, Lee Lee (acquired in April 2024), by $25.9 million, which was partly offset by decreased cost of revenues from our four California-based supermarkets by $2.9 million.

Gross Profit and Gross Margin

	Six Months Ended October 31,
	2024	2023	Change	Percentage Change
Gross Profit	$16,417,426	$6,229,317	$10,188,109	163.6%
Gross Margin	27.1%	22.6%		4.5%

Gross profit was approximately $16.4 million and $6.2 million for the six months ended October 31, 2024 and 2023, respectively. Gross margin was 27.1% and 22.6% for the six months ended October 31, 2024 and 2023, respectively. Our supermarkets’ sales profit margins increased by 4.4% for the six months ended October 31, 2024 compared to the six months ended October 31, 2023. The increase in our gross profit was mainly due to the higher gross profit from our new acquired subsidiary Lee Lee.

Total Operating Expenses

	Six Months Ended October 31,
	2024	2023	Change	Percentage Change
Selling Expenses	$10,264,264	$4,545,697	$5,718,567	125.8%
General and Administrative Expenses	3,846,921	1,646,542	2,200,379	133.6%
Total Operating Expenses	$14,111,185	$6,192,239	$7,918,946	127.9%
Percentage of revenue	23.3%	22.5%		0.8%

Total operating expenses were approximately $14.1 million for the six months ended October 31, 2024, an increase of approximately $7.9 million, compared to approximately $6.2 million for the six months ended October 31, 2023. Total operating expenses as a percentage of revenues were 23.2% and 22.5% for the six months ended October 31, 2024 and 2023, respectively. The increase in operating expenses was primarily attributable to the increase in selling expenses, which included the increase in payroll expense, utility expense, advertising and promotion expense, postage & delivery expense and merchant service charges as result of the acquisition of Lee Lee. Payroll expense increased by $4.6 million in the six months ended October 31, 2024, as compared to the six months ended October 31, 2023 due to the increase of hourly rate and increased number of employees due to the acquisition of Lee Lee. Utility expenses increased by $0.6 million in the six months ended October 31, 2024, as compared to the six months ended October 31, 2023. Merchant service charges increased by $0.4 million in the six months ended October 31, 2024, as compared to the six months ended October 31, 2023 due to increased sales as describe above. Other miscellaneous expenses increased by $0.1 million in the six months ended October 31, 2024, as compared to the six months ended October 31, 2023.

The increase in general and administrative expenses during the six months ended October 31, 2024 was primarily due to increased office expenses of approximately $508,818, increased professional fees by $625,756, increased amortization expense by $272,500 due to the new trademark acquired through the acquisition of Lee Lee, increased insurance expense by $190,883, increased repair and maintenance expense by $337,690, increased other miscellaneous expenses by $96,955 and decreased bad debt reversal by $167,805.

Other Income (Expenses), Net

Other expenses were $379,419 for the six months ended October 31, 2024 compare to other income of $370,273 for the six months ended October 31, 2023. For the six months ended October 31, 2024, other expenses mainly consisted of investment loss of $433,077 ($392,302 investment loss from HKGF Arcadia and $40,775 from Alhambra Store), which was partly offset by other income of $53,658. For the six months ended October 31, 2023, other income mainly consisted of $0.4 million ERC received, which was partly offset by investment loss from HKGF Arcadia of $12,778. The ERC is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

Interest Income (Expense), Net

Interest expense was $425,767 for the six months ended October 31, 2024, an increase of $349,236 from $76,531 for the six months ended October 31, 2023. For the six months ended October 31, 2024, the interest expense was for the SBA Loans and note payable arising from the acquisition of Lee Lee. For the six months ended October 31, 2023, the interest expense was for the SBA Loans and the loans with American First National Bank (the “AFNB Loans”). The AFNB Loans were repaid in full as of April 30, 2024.

Income Taxes Provisions

Income tax expense was $1,199,324 for the six months ended October 31, 2024, an increase of $933,258 from income taxes expense of $266,066 for the six months ended October 31, 2023. The increase was mainly due to increased taxable income from our stores (mainly from Lee Lee store) for the six months ended October 31, 2024 compared to the six months ended October 31, 2023.

Net Income (Loss)

Net income attributable to the Company was $444,899 for the six months ended October 31, 2024, an increase of $458,373, or 3,401.9%, from a $13,474 net loss attributable to the Company for the six months ended October 31, 2023. This was mainly attributable to the reasons discussed above, which included an increase in gross profit by $10,188,109, which was partly offset by decreased other income by $329,393, increased investment loss of $420,299, increased interest expenses by $349,236, increased operating expenses by $7,918,946 and increased income tax expense by $933,258.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended October 31, 2024 Compared to the Six Months Ended October 31, 2023

As of October 31, 2024, we had cash, cash equivalents of approximately $355,670. We had net income attributable to us of $444,899 for the six months ended October 31, 2024, and had a working capital deficit of approximately $15.6 million as of October 31, 2024. As of October 31, 2024, the Company had outstanding loan facilities of approximately $2.53 million SBA loan and $9.83 million secured senior note payable due to the acquisition of Lee Lee.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. We have funded our working capital, operations and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, government grants, and bank loans. Cash is required to pay purchase costs for inventory, rental expenses, salaries, income taxes, other operating expenses and to repay debts. Our ability to repay our current expenses and obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail grocery industry, the expected collectability of our accounts receivable and the realization of the inventories as of October 31, 2024 and April 30, 2024. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control.

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

We plan to acquire and open additional supermarkets, satellite stores and warehouses to expand our footprint to both the West Coast and the East Coast. To accomplish such expansion plan, we estimate the total related capital investment and expenditures to be approximately $35 million to $40 million, among which approximately $13 million to $16 million will be required within the next 12 months to support our preparation and opening of new stores and acquiring additional supermarkets on the East Coast and additional regions near California. This is based on the management’s best estimate as of the date of this Report.

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

The following table summarizes our cash flow data for the six months ended October 31, 2024 and 2023.

	Six Months Ended October 31,
	2024	2023
Net cash provided by operating activities	$4,707,531	$476,102
Net cash used in investing activities	(195,085)	(2,958,965)
Net cash used in financing activities	(4,157,877)	8,514,444
Net change in cash and restricted cash	$354,569	$6,031,581

Operating Activities

Net cash provided by operating activities was approximately $4.7 million for the six months ended October 31, 2024, which mainly comprised of net income of $301,731, add-back of non-cash adjustments to net income including depreciation and amortization expense of $527,543, inventory impairment of $314,833, bad debt expense of $62,483 and investment loss from 49% equity investee HKGF Arcadia store of $392,302 and investment loss from 10% cost investee HKGF Alhambra store of $40,775. In addition, for the six months ended October 31, 2024, we had cash inflow from (i) decrease to other receivables and other current assets of $599,926, (ii) increased outstanding accounts payable of $3,783,025 including accounts payable from related parties of $120,804, (iii) increased outstanding income tax payable of $1,222,747, (iv) increased operating lease liabilities of $268,791, and (v) increase of accrued expenses and other payables of $374,645.

However, our net cash provided by operating activities for the six months ended October 31, 2024 was mainly offset by an increase of inventories of $2,398,913, an increase of prepayments of $442,103, an increase of accounts receivable from related parties of $149,749, and an increase of payment for contract liabilities of $154,898.

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

We had a net income before noncontrolling interest of $301,731 for the six months ended October 31, 2024, an increase of $236,977 compared with of $64,754 for the six months ended October 31, 2023. Our cash inflow of $4,707,531 for the six months ended October 31, 2024 represented an increase of $4,231,429 cash inflow, compared with a $476,102 cash inflow in the six months ended October 31, 2023. The increased net cash inflow for the six months ended October 31, 2024 was mainly due to increased cash inflow from net income by $236,977 with change of non-cash adjustments by $1,269,190, increased cash inflow from accounts receivable by $245,305, increased cash inflow from other receivables and other current assets by $331,583, increased cash inflow from accounts payable by $3,811,900, increased cash inflow from accounts payable from related party by $121,105, increased cash inflow from accrued expenses and other payables by $286,662, increased cash inflow from operating lease liabilities by $119,698 and increased cash inflow from outstanding income tax payable by $975,242, which was partly offset by increased cash outflow from accounts receivable – related parties by $278,854, increased cash outflow from prepayments by $303,796 and increased cash outflow from inventories by $2,554,502.

Investing Activities

Net cash used in investing activities was $195,085 for the six months ended October 31, 2024, which mainly consisted of store renovation and purchase of equipment of $133,085 and investment into HKGF Market of Arcadia, LLC of $62,000.

Net cash used in investing activities was approximately $3.0 million for the six months ended October 31, 2023, which mainly consisted of the purchase of equipment of $18,965, payment of intangible assets purchase of $1.5 million, and payment for 40% investment into Good Fortune Arcadia supermarket of approximately $1.4 million.

Financing Activities

Net cash used in financing activities was approximately $4.2 million for the six months ended October 31, 2024, which mainly consisted of repayment for a note payable arising from the acquisition of Lee Lee of $5,300,000, loan to related party of $65,000 and repayment on SBA loan payable of $32,287, which was partially offset by increase of bank overdraft of $1,225,672 and increase borrowing from related parties $13,738.

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

As of October 31, 2024 and April 30, 2024, the Company’s aggregate balance on the three SBA loans was $2,529,012 and $2,561,299, respectively.

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

On June 10, 2024, Lee Lee filed a Statement of Conversion with the Arizona Corporation Commission (the “ACC”) converting Lee Lee Oriental Supermart, Inc. into Lee Lee Oriental Supermart, LLC, an Arizona limited liability company (the “Conversion”). Following the Conversion, AZLL filed a Statement of Merger with the ACC, pursuant to which Lee Lee merged into AZLL, effective August 28, 2024 (the “Merger”). On September 9, 2024, AZLL filed a Statement of Division with the ACC resulting in the restoration of both Lee Lee and AZLL as separate legal entities (the “Division”). The Conversion, the Merger and the Division are herein referred to collectively as the “Lee Lee Reorganization.”

On October 21, 2024, Lee Lee, AZLL, the Company and the Holders entered into the First Amendment to Senior Secured Note Agreement (the “First Amendment”), which amends that certain Senior Secured Note Agreement, dated as of April 8, 2024.Among other things, the First Amendment amends the Secured Note to (i) reflect the Lee Lee Reorganization, (ii) modify certain cure periods pursuant to an “Event of Default” under the Secured Note, and (iii) include certain covenants and representations with respect to the Lee Lee Reorganization. Additionally, pursuant to the First Amendment, Lee Lee, AZLL and the Company irrevocably waive and forfeit any and all defenses, causes or remedies which may have arisen or may arise as a result of the Lee Lee Reorganization in relation to any action or enforcement of any rights, remedies or provisions of the Secured Note, the Security Agreement and/or otherwise at law taken by the Holders.

On October 21, 2024, following the execution of the First Amendment, Lee Lee, AZLL and the Holders entered into the Second Amendment to the Senior Secured Note Agreement (the “Second Amendment”). Among other things, the Second Amendment: (i) increases the annual interest rate on the outstanding Principal Amount, effective as of October 8, 2024, to ten percent (10%); (ii) amends the payment schedule of the principal and interest amounts to be due every Monday of each week starting on October 14, 2024, as set forth in Exhibit A of the Second Amendment; (iii) amends the definition of “Events of Default”; and (iv) increases the Default Rate to fourteen percent (14%) per annum. Additionally, pursuant to the Second Amendment, upon execution of the Second Amendment, the Company paid a restructuring fee of $40,000 to the Holders.

As of October 31, 2024, the Company had an outstanding note payable of $9,826,065 to the sellers of Lee Lee. The Company is required to repay the full amount before May 5, 2025.

On April 8, 2024, in connection with the execution of the Senior Secured Note Agreement, and pursuant to the Stock Purchase Agreement, AZLL entered into a guarantee (the “AZLL Guarantee”) to and for the benefit of the Sellers, pursuant to which AZLL unconditionally guarantees the payment by Lee Lee of the principal amount of the Secured Note, as adjusted pursuant to the Secured Note and the faithful and prompt performance by Lee Lee of the conditions and covenants of the Secured Note.

Also on April 8, 2024, in connection with the execution of the Senior Secured Note Agreement, and pursuant to the Stock Purchase Agreement, John Jun Xu, Chairman, Chief Executive Officer and controlling stockholder of the Company, and Grace Xu, spouse of John Jun Xu (together with John Jun Xu, the “Xu Guarantors”), entered into a guarantee (the “Xu Guarantee” and, together with the AZLL Guarantee, the “Guarantees”) to and for the benefit of the Sellers, pursuant to which the Xu Guarantors unconditionally guarantee the payment by Lee Lee of the principal amount of the Secured Note, as adjusted pursuant to the Secured Note and the faithful and prompt performance by Lee Lee of the conditions and covenants of the Secured Note.

On October 21, 2024, AZLL entered into a First Amendment to Guarantee of Note (the “AZLL Guarantee Amendment”), which amends the AZLL Guarantee to reflect the Lee Lee Reorganization. Additionally, pursuant to the AZLL Guarantee Amendment, AZLL irrevocably waives any and all defenses, causes or remedies which may have arisen or may arise as a result of the Lee Lee Reorganization in relation to any action or enforcement of any rights, remedies or provisions of the AZLL Guarantee, the Secured Note, the Security Agreement and/or otherwise at law taken by the Holders.

On October 21, 2024, the Xu Guarantors entered into a First Amendment to Guarantee of Note (the “Xu Guarantee Amendment” and, together with the AZLL Guarantee Amendment, the “Guarantee Amendments”), which amends the Xu Guarantee to reflect the Lee Lee Reorganization. Additionally, pursuant to the Xu Guarantee Amendment, the Xu Guarantors irrevocably waive any and all defenses, causes or remedies which may have arisen or may arise as a result of the Lee Lee Reorganization in relation to any action or enforcement of any rights, remedies or provisions of the Xu Guarantee, the Secured Note, the Security Agreement and/or otherwise at law taken by the Holders.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of October 31, 2024:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	Thereafter
Senior secured note payable	$9,826,065	$9,826,065	$—	$—	$—
SBA loan	2,529,012	66,160	138,963	148,393	2,175,496
Operating lease obligations and others	42,050,807	4,138,759	8,515,947	6,415,003	22,981,098
	$54,405,884	$14,030,984	$8,654,910	$6,563,396	$25,156,594

Contingencies

The Company is otherwise periodically involved in various legal proceedings that are incidental to the conduct of its business, including, but not limited to, employment discrimination claims, customer injury claims, and investigations. When the potential liability from a matter can be estimated and the loss is considered probable, the Company records the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations, and claims, the ultimate outcome may differ from the estimates. Although the Company cannot predict with certainty the ultimate resolution of any lawsuits, investigations, and claims asserted against it, management does not believe any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its financial statements. Additional information regarding our legal proceedings can be found in Note 17 — “Commitments and Contingencies” to the consolidated financial Statements included in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

On September 8, 2023, a complaint was filed by former employee against Maison San Gabriel for wrongful termination and labor law violation. Maison San Gabriel filed a general denial in November 2023. Status conference is scheduled for July 1, 2025, and final status conference is scheduled for February 26, 2026. Trial is schedule for March 9, 2026. In the complaint, the plaintiff’s counsel asked for a range of $300,000 to $3,000,000. It is too premature at this state of litigation to estimate the chance of prevailing.

On January 22, 2024, a small claim complaint was filed against Maison Monterey Park for unpaid invoice. The Court granted plaintiff a judgement against Maison Monterey Park for $5,128 on April 25, 2024. The Court granted plaintiff a judgment against defendant in the amount of $5,128 on April 25, 2024, which was then set aside on October 30, 2024 and schedule for trial on December 5, 2024. On December 5, 2024, the Court ruled that Maison Monterey Park does not owe plaintiff any money.

On September 3, 2024, a claim was filed against Maison El Monte alleging violations of the Unruh Civil Rights Act and the California Disabled Persons Act for building not having adequate access for disabilities. The case Management Conference is scheduled for January 30, 2025. The management is not able to estimate the outcome of the case due to early stage of the case.

On October 17, 2024, a complaint was filed against HKGF Alhambra, HKGF Arcadia, Maison El Monte, Maison San Gabriel, Maison Monrovia, Maison Monterey Park and Tion Hin for unpaid invoices of seafood purchase for $115,388.39. The case management conference is scheduled for March 28, 2025. The management is not able to estimate the outcome of the case due to early stage of the case.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on this evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2024 due to the previously identified material weaknesses described below.

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

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended October 31, 2024.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, management has determined that the Company has the following material weaknesses in its internal control over financial reporting, which continue to exist as of October 31, 2024, as related to: (i) insufficient full-time employees with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP and address complex accounting issues under U.S. GAAP; (ii) the lack of timely related party transaction monitoring and the failure to keep a related party list and keep records of related party transactions on a regular basis; (iii) the failure to keep an up-to-date perpetual inventory control system or timely perform company-wide inventory count at or near its fiscal year-end date. Specifically, maintaining records for inbound warehouse purchases or have specialized personnel to scan goods into the warehouse on a timely basis; (iv) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned; (v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management; and (vi) accounting personnel have the ability in the accounting system to prepare, review, and post the same accounting journal entry.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	First Amendment to Senior Secured Note Agreement, dated October 21, 2024, by and between Lee Lee Oriental Supermart, LLC, AZLL LLC, Maison Solutions Inc., Meng Truong and Paulina Truong (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2024).
10.2	Second Amendment to Senior Secured Note Agreement, dated October 21, 2024, by and between Lee Lee Oriental Supermart, LLC, AZLL LLC, Meng Truong and Paulina Truong (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2024).
10.3	First Amendment to Security Agreement, dated October 21, 2024, by and between Lee Lee Oriental Supermart, LLC, AZLL LLC, Meng Truong and Paulina Truong (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2024).
10.4	First Amendment to AZLL Guarantee Agreement, dated October 21, 2024, by AZLL LLC to and for the benefit of Meng Truong and Paulina Truong (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2024).
10.5	First Amendment to Xu Guarantee Agreement, dated October 21, 2024, by John Jun Xu and Grace Xu to and for the benefit of Meng Truing and Paulina Truong (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 25, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAISON SOLUTIONS INC.

Date: December 16, 2024	By:	/s/ John Xu
	Name:	John Xu
	Title:	Chief Executive Officer, Chairman and President
(Principal Executive Officer)

Date: December 16, 2024	By:	/s/ Alexandria M. Lopez
	Name:	Alexandria M. Lopez
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)