Form 10-Q
period 2025-01-31
Maison Solutions Inc.
filed 2025-03-17
CIK 1892292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As of March 14, 2025, the number of shares of Class A common stock, $0.0001 par value, outstanding was 17,450,476 shares, and the number of shares of Class B common stock, $0.0001 par value, outstanding was 2,240,000 shares.

MAISON SOLUTIONS INC.

FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAISON SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2025 (Unaudited)	April 30, 2024
ASSETS
CURRENT ASSETS
Cash	$445,357	$—
Accounts receivable	86,957	111,874
Accounts receivable - related parties	424,183	459,647
Inventories, net	10,656,915	6,802,255
Prepayments	2,994,998	3,263,711
Other receivables and other current assets	598,689	1,240,786
Other receivables - related parties	98,995	33,995
Total current assets	15,306,094	11,912,268

NON-CURRENT ASSETS
Restricted cash	—	1,101
Property and equipment, net	2,129,121	2,334,963
Intangible assets, net	7,559,586	7,978,911
Security deposits	958,208	946,208
Investment under cost method	75,000	75,000
Investment under cost method - related parties	162,665	203,440
Investment under equity method	860,133	1,261,458
Operating lease right-of-use assets, net	38,734,925	40,726,647
Goodwill	16,957,147	16,957,147
Total non-current assets	67,436,785	70,484,875
TOTAL ASSETS	$82,742,879	$82,397,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$1,298,428	$97,445
Accounts payable	10,501,531	5,394,423
Accounts payable - related parties	607,100	470,605
Accrued expenses and other payables	1,715,448	1,627,082
Other payables - related parties	512,824	491,586
Income tax payable	1,663,153	442,518
Contract liabilities	769,739	965,696
Operating lease liabilities, current	4,163,282	4,088,678
Loan payable, current	66,699	65,098
Notes payable, current	5,509,630	15,126,065
Total current liabilities	26,807,834	28,769,196

NON-CURRENT LIABILITIES
Long-term loan payable	2,445,976	2,496,201
Security deposit from sub-tenants	131,228	125,114
Operating lease liabilities, non-current	37,345,475	39,015,252
Notes payable, non-current	2,782,378	—
Deferred tax liability, net	1,213,972	1,272,260
Total non-current liabilities	43,919,029	42,908,827

TOTAL LIABILITIES	70,726,863	71,678,023

Commitment and contingencies (Note 17)

STOCKHOLDER’S EQUITY
Class A Common stock, $0.0001 par value, 97,000,000 shares authorized; 17,450,476 and 13,760,000 shares issued and outstanding as of January 31, 2025 and April 30, 2024, respectively	1,745	1,745
Class B Common stock, $0.0001 par value, 3,000,000 shares authorized; 2,240,000 shares issued and outstanding	224	224
Additional paid in capital	13,313,523	13,313,523
Accumulated deficit	(1,360,832)	(2,817,495)
Total Maison Solutions, Inc. stockholders’ equity	11,954,660	10,497,997
Noncontrolling interest	61,356	221,123
Total stockholders’ equity	12,016,016	10,719,120
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,742,879	$82,397,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

Revenue	$34,149,223	$13,598,479	$94,818,527	$41,116,998

Cost of goods sold	26,607,590	10,410,684	70,859,468	31,699,886

Gross profit	7,541,633	3,187,795	23,959,059	9,417,112

Operating expenses
Selling expenses	4,852,417	2,438,846	15,116,681	6,984,543
General and administrative expenses	1,574,752	1,056,118	5,421,673	2,702,660

Total operating expenses	6,427,169	3,494,964	20,538,354	9,687,203

Income (loss) from operations	1,114,464	(307,169)	3,420,705	(270,091)

Non-operating income (expenses)
Interest expense, net	(269,059)	(19,425)	(694,826)	(95,956)
Investment loss	(71,023)	(51,204)	(504,100)	(63,982)
Other income, net	229,199	898	282,857	383,949

Non-operating income (expenses), net	(110,883)	(69,731)	(916,069)	224,011

Income (loss) before income taxes	1,003,581	(376,900)	2,504,636	(46,080)

Income tax expenses	8,416	158,656	1,207,740	424,722

Net income (loss) before noncontrolling interest	995,165	(535,556)	1,296,896	(470,802)

Less: net income (loss) attributable to noncontrolling interests	(16,598)	13,398	(159,766)	91,626

Net income (loss) attributable to Maison Solutions, Inc.	$1,011,763	$(548,954)	$1,456,662	$(562,428)

Net income (loss) per share attributable to Maison Solutions, Inc.
Basic and diluted	$0.06	$(0.03)	$0.08	$(0.03)
Weighted average number of common stock outstanding - basic and diluted	17,450,476	19,405,797	17,450,476	17,334,541

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE AND THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings		Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Equity
Balance at April 30, 2024	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(2,817,495)	$221,123	$10,719,120
Net income (loss)	—	—	—	—	—	700,908	(83,082)	617,826
Balance at July 31, 2024	17,450,476	1,745	2,240,000	224	13,313,523	(2,116,586)	138,040	11,336,946
Net loss	—	—	—	—	—	(256,009)	(60,086)	(316,095)
Balance at October 31, 2024	17,450,476	1,745	2,240,000	224	13,313,523	(2,372,595)	77,954	11,020,851
Net loss	—	—	—	—	—	1,011,763	(16,598)	995,165
Balance at January 31, 2025	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(1,360,832)	$61,356	$12,016,016

	Class A		Class B		Additional	Retained Earnings		Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Equity
Balance at April 30, 2023	13,760,000	$1,376	2,240,000	$224	$—	$522,710	$267,947	$792,257
Net income (loss)	—	—	—	—	—	(104,939)	78,215	(26,724)
Balance at July 31, 2023	13,760,000	1,376	2,240,000	224	—	417,771	346,162	765,533
Net income	—	—	—	—	—	91,465	13	91,478
Issuance of common stock - IPO	2,500,000	250	—	—	8,716,142	—	—	8,716,392
Balance at October 31, 2023	16,260,000	1,626	2,240,000	224	8,716,142	509,236	346,175	9,573,403
Net income (loss)	—	—	—	—	—	(548,954)	13,398	(535,556)
Issuance of common stock	1,190,476	119	—	—	4,597,381	—	—	4,597,500
Balance at January 31, 2024	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(39,718)	$359,573	$13,635,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2025	2024
Cash flows from operating activities
Net income (loss) before noncontrolling interest	$1,296,896	$(470,802)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	779,593	274,476
Inventory impairment (reversal)	342,472	(1,088)
Bad debt expense (reversal)	29,493	(105,322)
Investment loss	504,100	63,982
Changes in deferred taxes	(58,288)	(6,135)
Changes in operating assets and liabilities:
Accounts receivable	24,918	(440,985)
Accounts receivable - related parties	5,971	(219,260)
Inventories	(4,197,132)	(40,147)
Prepayments	268,713	1,065,243
Other receivables and other current assets	642,097	124,182
Security deposits	(12,000)	—
Accounts payable	5,107,110	(1,451,371)
Accounts payable - related parties	136,494	128,599
Accrued expenses and other payables	88,366	(9,454)
Income tax payable	1,220,635	108,247
Contract liabilities	(195,957)	(141,009)
Operating lease liabilities	396,548	227,728
Other long-term payables	6,114	5,677
Net cash provided by (used in) operating activities	6,386,143	(887,439)

Cash flows from investing activities
Payments for equipment purchase	(154,427)	(9,656)
Payment for leasehold improvement of the supermarket	—	(307,427)
Payments of intangible assets purchase	—	(2,950,000)
Investment into TMA Liquor Inc	—	(75,000)
Investment into HKGF Market of Arcadia, LLC	(62,000)	(1,800,000)
Net cash used in investing activities	(216,427)	(5,142,083)

Cash flows from financing activities
Bank overdraft	1,200,983	—
Borrowing from related parties	21,238	—
Loan to related party	(65,000)	—
Repayment of loan payables	(48,624)	(297,510)
Repayment of notes payable	—	(150,000)
Repayment of notes payable arising from acquisition of Lee Lee	(6,834,057)	—
Net proceeds from issuance of common stock	—	13,313,892
Net cash provided by (used in) financing activities	(5,725,460)	12,866,382

Net changes in cash and restricted cash	444,256	6,836,860
Cash and restricted cash at the beginning of the period	1,101	2,570,867
Cash and restricted cash at the end of the period	$445,357	$9,407,727

Supplemental disclosure of cash and restricted cash
Cash	445,357	$9,406,626
Restricted cash	—	1,101
Total cash and restricted cash	$445,357	$9,407,727

Supplemental disclosure of cash flow information
Cash paid for interest	$694,826	$81,369
Cash paid for income taxes	$116,369	$322,610

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025 (UNAUDITED) AND APRIL 30, 2024

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

2. Summary of significant accounting policies

Liquidity

As reflected in the accompanying consolidated financial statements, for the three and nine months ended January 31, 2025, the Company had a net income of $1,011,763 and $1,456,662, respectively. However, the Company had an accumulated deficit of approximately $1.36 million and negative working capital of $14.28 million as of January 31, 2025. The Company also need approximately $8.3 million cash to repay Lee Lee's acquisition price, the acquisition was completed on April 8, 2024. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The Company plans to increase its revenue by strengthening its sales force, providing attractive sales incentive programs, recruiting experienced industry-related managerial personnel, increasing marketing and promotion activities, seeking suppliers with competitive price and good quality products, opening or acquiring additional specialty supermarkets in the locations that have less-competition.

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

The interim consolidated financial information as of January 31, 2025 and for the three and nine months periods ended January 31, 2025 and 2024 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024, previously filed with the SEC on August 13, 2024.

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

As of January 31, 2025 and April 30, 2024, the Company had NCIs of $61,356 and $221,123, respectively, which represent 9% of the equity interest of Maison San Gabriel, 14.75% of the equity interest of Maison Monrovia and 8.33% of the equity interest of Maison El Monte. For the three months ended January 31, 2025 and 2024, the Company had net loss of $16,598 and net income of $13,398 respectively, that were attributable to NCIs.  For the nine months ended January 31, 2025 and 2024, the Company had net loss of $159,766 and net income of $91,626, respectively, that were attributable to NCIs.

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

Cash and cash equivalents

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of January 31, 2025 and April 30, 2024, cash balances held in the banks, exceeding the standard insurance amount, are $9,404 and $862,613, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

Restricted cash

Restricted cash is an amount of cash deposited with banks in conjunction with borrowings from banks. Restriction on the use of such cash and the interest earned thereon is imposed by the banks and remains effective throughout the terms of the bank borrowings and notes payable. Restricted cash is classified as non-current assets on the Company’s consolidated balance sheets, as all the balances are not expected to be released to cash within the next 12 months. As of January 31, 2025 and April 30, 2024, the Company had restricted cash of $0 and $1,101, respectively.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of January 31, 2025 and April 30, 2024, there was no allowance for credit losses.

Accounts receivable — related parties

Accounts receivable consist primarily of receivables from related parties on 30-day credit terms and are presented net of an allowance for estimated uncollectible amounts. The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the accounts receivable is written off against the allowance. As of January 31, 2025 and April 30, 2024, the allowance for credit losses was $29,493 and $0, respectively.

Prepayments

Prepayments are mainly comprised of cash deposited and advanced to suppliers for future inventory purchases and services to be performed. This amount is refundable and bears no interest. For any prepayments that management determines will not be in receipts of inventories, services, or refundable, the Company recognizes an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of January 31, 2025 and April 30, 2024, the Company had made prepayments to its vendors of $2,994,998 and $3,263,711, respectively. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary.

Other receivables and other current assets

Other receivables and other current assets primarily include non-interest-bearing loans of the other business entities, mainly the Company’s major vendors. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Management reviews the composition of other receivables and analyzes historical bad debts, and current economic trends to evaluate the adequacy of the reserves. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of January 31, 2025 and April 30, 2024, the Company did not have any bad debt allowance for other receivables.

Inventories, net

Inventories consisting of finished goods and products available for sale are primarily accounted for using the first-in, first-out method. Merchandise inventories are valued at the lower of cost or net realizable value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, liquidations, and expected recoverable values of each disposition category. The Company recorded inventory shrinkage based on the historical data and management’s estimates and provides a reserve for inventory shrinkage for the three and nine months ended January 31, 2025 and 2024. The Company provided a reserve (reversal) for inventory shrinkage of $27,639 and $2,471 for the three months ended January 31, 2025 and 2024. The Company provided a reserve (reversal) for inventory shrinkage of $342,472 and $(1,088) for the nine months ended January 31, 2025 and 2024.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the three and nine months ended January 31, 2025 and 2024.

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

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc (“HKGF Alhambra”), the legal entity holding the Alhambra store, for $40,775 from Ms. Grace Xu, the sole shareholder of HKGF Market of Alhambra, Inc. and a related party as the spouse of Mr. John Xu, the Chief Executive Officer, Chairman and President of the Company. See Note 12 — “Related party balances and transactions”. HKGF Market of Alhambra was temporarily shut down at the end of September 2024 as a result of a strategic operating decision by HKGF Market of Alhambra’s management. Accordingly, the Company recorded $40,775 investment loss during the nine months ended January 31, 2025.

Effective on December 14, 2023, the Company purchased 10% equity interest in TMA Liquor Inc (“TMA”), a liquor wholesale company, for $100,000. The Company paid $75,000 as of January 31, 2025.

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

Investment in equity securities is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore the Company did not record any impairment charges for its investments for the three and nine months ended January 31, 2025.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). The Company did not record any impairment loss during the three and nine months ended January 31, 2025 and 2024.

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

The Company sells Company gift cards to customers. There are no administrative fees on unused gift cards, and the gift cards do not have an expiration date. Gift card sales are recorded as contract liability when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company’s gift card breakage rate is based upon historical redemption patterns, and it recognizes breakage revenue utilizing the redemption recognition method. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift card been redeemed. The Company’s contract liability related to gift cards was $769,739 and $965,696 as of January 31, 2025 and April 30, 2024, respectively.

The following table summarizes disaggregated revenue from contracts with customers by product group: perishable and non-perishable goods. Perishable product categories include meat, seafood, vegetables, and fruit. Non-perishable product categories include grocery, liquor, cigarettes, lottery, newspaper, reusable bag, non-food, and health products.

	Three Months Ended January 31,
	2025	2024
Perishables	$17,434,918	$7,243,469
Non-perishables	16,714,305	6,355,010
Total revenues	$34,149,223	$13,598,479

	Nine Months Ended January 31,
	2025	2024
Perishables	$48,637,485	$22,438,157
Non-perishables	46,181,042	18,678,841
Total revenues	$94,818,527	$41,116,998

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

Selling expenses

Selling expenses mainly consist of advertising costs, promotion expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expensed when the services are performed. The Company’s advertising expenses were $28,479 and $44,052 for the three months ended January 31, 2025 and 2024, respectively. The Company’s advertising expenses were $77,266 and $78,558 for the nine months ended January 31, 2025 and 2024, respectively.

General and administrative expenses

General and administrative expenses mainly consist of payroll and related costs for employees involved in general corporate functions, professional fees and other general corporate expenses, as well as expenses associated with the use by these functions of facilities and equipment, such as rental and depreciation expenses.

Concentrations of risks

(a) Major customers

For the three and nine months ended January 31, 2025 and 2024, the Company did not have any customers that accounted for more than 10% of consolidated total net sales.

(b) Major vendors

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the three months ended January 31, 2025 and 2024.

Three Months Ended January 31, 2025		Three Months Ended January 31, 2024
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	—%	A	16%
C	5%	C	25%

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the nine months ended January 31, 2025 and 2024.

Nine Months Ended January 31, 2025		Nine Months Ended January 31, 2024
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	1%	A	18%
C	7%	C	30%

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

Earnings (loss) per share

Basic earnings (loss) per ordinary share is computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the sum of the weighted average number of common stock outstanding and of potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) is excluded from the calculation of diluted earnings per share. For the three and nine months ended January 31, 2025 and 2024, the Company had no dilutive potential common stock.

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

3. Inventories, net

A summary of inventories, net was as follows:

	January 31, 2025	April 30, 2024

Perishables	$7,225,903	$2,406,550
Non-perishables	3,810,274	4,432,545
Reserve for inventory shrinkage	(379,262)	(36,790)
Inventories, net	$10,656,915	$6,802,255

Movements of reserve for inventory shrinkage were as follows:

	Nine Months Ended January 31, 2025	Nine Months Ended January 31, 2024

Beginning balance	$36,790	$42,750
Provision for (reversal of) inventory shrinkage reserve	342,472	(1,088)
Ending Balance	$379,262	$41,662

4. Prepayments

Prepayments consisted of the following:

	January 31, 2025	April 30, 2024

Prepayment for inventory purchases	$2,489,869	$2,784,647
Prepaid directors and officers (“D&O”) insurance	153,220	130,354
Prepaid income tax	196,900	193,700
Prepaid professional service	25,606	25,607
Prepaid rent	129,403	129,403
Total prepayments	$2,994,998	$3,263,711

As of January 31, 2025, the prepayment for inventory purchases mainly consisted of $1,326,843 paid to GF Distribution, Inc., one of the Company’s major vendors; and $1,153,026 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor, and prepayment to other vendors of $10,000.

As of April 30, 2024, the prepayment for inventory purchases mainly consisted of $1,234,234 paid to GF Distribution, Inc., one of the Company’s major vendors; and $1,515,065 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor, and prepayment to other vendors of $35,347.

5. Property and equipment, net

Property and equipment consisted of the following:

	January 31, 2025	April 30, 2024

Furniture & Fixtures	$3,225,560	$3,225,560
Equipment	4,498,475	4,457,856
Leasehold Improvement	2,383,628	2,269,819
Automobile	715,948	715,948
Total property and equipment	10,823,611	10,669,183
Accumulated depreciation	(8,694,490)	(8,334,220)
Property and equipment, net	$2,129,121	$2,334,963

Depreciation expenses included in the general and administrative expenses for the three months ended January 31, 2025 and 2024 were $10,071 and $7,607, respectively. Depreciation expense included in the cost of sales for the three months ended January 31, 2025 and 2024 were $100,718 and $70,601, respectively. Depreciation expenses included in the general and administrative expenses for the nine months ended January 31, 2025 and 2024 were $32,751 and $18,056, respectively. Depreciation expense included in the cost of sales for the nine months ended January 31, 2025 and 2024 were $327,517 and $180,553, respectively.

6. Intangible assets

Intangible assets consisted of the following:

	January 31, 2025	April 30, 2024

Liquid license	$17,482	$17,482
Software systems (a)	2,950,000	2,950,000
Trademark (b)	5,194,000	5,194,000
Total intangible assets	8,161,482	8,161,482
Accumulated amortization	601,896	182,571
Intangible assets, net	$7,559,586	$7,978,911

(a)	Software systems

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

The amortization expense for the three months ended January 31, 2025 and 2024 was $139,775 and $68,816, respectively. The amortization expense for the nine months ended January 31, 2025 and 2024 was $419,325 and $75,866, respectively. Estimated amortization expense for each of the next five years at January 31, 2025 is as follows: $559,099, $559,099, $559,099, $559,099 and $559,099.

7. Equity method investment

As of October 31, 2024, the Company made an investment of $1,862,000 for 49% interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). The Company recorded $71,023 investment loss and $51,204 investment loss for the three months ended January 31, 2025 and 2024, respectively. The Company recorded $463,325 and $63,982 investment loss for the nine months ended January 31, 2025 and 2024, respectively. As of January 31, 2025, the Company incurred accumulated investment loss of $1,001,867.

The following table shows the unaudited condensed balance sheet of HKGF Arcadia as of January 31, 2025.

January 31, 2025 (Unaudited)
ASSETS
Current Assets
Cash and equivalents	$27,500
Accounts receivable	24,763
Inventories, net	710,719
Total Current Assets	762,982
Property and equipment, net	996,170
Intangible asset, net	27,731
Goodwill	1,680,000
Security deposits	167,402
Total Assets	$3,634,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,327,465
Other payables	7,887
Contract liabilities	61,862
Loan from shareholder	137,000
Bank overdraft	502,945
Total Current Liabilities	2,037,159

Total Liabilities	2,037,159

Stockholders’ Equity
Paid in Capital	3,800,000
Subscription receivable	(154,933)
Accumulated deficit	(2,047,940)
Total Stockholders’ Equity	1,597,126
Total Liabilities and Stockholders’ Equity	$3,634,285

The following table shows the unaudited condensed statement of operations of HKGF Arcadia for the three months ended January 31, 2025 and 2024.

	For the Three Months ended January 31, 2025 (unaudited)	For the Three Months ended January 31, 2024 (unaudited)
Net Revenues
Supermarket	$2,228,026	$1,728,160
Total Revenues, Net	2,228,026	1,728,160

Cost of Revenues
Supermarket	1,638,418	1,152,722
Total Cost of Revenues	1,638,418	1,152,722

Gross Profit	589,608	575,438

Operating Expenses	734,553	667,861
Total Operating Expenses	734,553	667,861
Income (Loss) from Operations	(144,945)	(92,423)

Other income	—	—
Income (Loss) Before Income Taxes	(144,945)	(92,423)

Income Taxes	—	—
Net Income (Loss)	(144,945)	(92,423)

Net Income (Loss) Attributable to Maison Solutions Inc.	$(71,023)	$(51,204)

The following table shows the unaudited condensed statement of operations of HKGF Arcadia for the nine months ended January 31, 2025, and for the period from July 1, 2023 (business starting date) to January 31, 2024.

	For the Nine Months ended January 31, 2025 (unaudited)	For the Period from July 1, 2023 to January 31, 2024 (unaudited)
Net Revenues
Supermarket	$5,956,048	$3,905,301
Total Revenues, Net	5,956,048	3,905,301

Cost of Revenues
Supermarket	4,731,072	2,475,812
Total Cost of Revenues	4,731,072	2,475,812

Gross Profit	1,224,976	1,429,489

Operating Expenses	2,181,220	1,553,857
Total Operating Expenses	2,181,220	1,553,857
Loss from Operations	(956,244)	(124,368)

Other income	10,683	—
Loss Before Income Taxes	(945,561)	(124,368)

Income Taxes	—	—
Net Loss	(945,561)	(124,368)

Net Loss Attributable to Maison Solutions Inc.	$(463,325)	$(63,982)

8. Goodwill

Goodwill represented the excess fair value of the assets under the fair value of the identifiable assets owned at the closing of the acquisition of Maison Monterey Park and Lee Lee, including an assembled workforce, which cannot be sold or transferred separately from the other assets in the business. See Note 18 — “Acquisition of subsidiary” for additional information. As of January 31, 2025 and April 30, 2024, the Company had goodwill of $16,957,147, consisting of $2,222,211 arising from Maison Monterey Park and $14,734,936 arising from the Lee Lee acquisition. The Company concluded there was no impairment to the goodwill for the three and nine months ended January 31, 2025 and 2024.

9. Accrued expenses and other payables

Accrued expenses and other payables consisted of the following:

	January 31, 2025	April 30, 2024

Accrued payroll	$1,016,257	$717,389
Accrued interest expense	136,388	136,388
Accrued loss for legal matters (Note 17)	5,128	250,128
Other payables	229,275	242,886
Due to third parties, non-interest bearing, payable upon demand	133,175	161,302
Sales tax payable	195,225	118,989
Total accrued expenses and other payables	$1,715,448	$1,627,082

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

On March 12, 2025, the Company entered into a note modification agreement dated March 12, 2025 (the “Modification Agreement”) with AZLL, Lee Lee, Holders of the Secured Note, John Xu and Grace Xu (together with the Company, the “Parties”) to modify certain terms of the Note, Security Agreement and Guarantees. Pursuant to the Modification Agreement, the Parties agreed to revise the payment schedule of the Note and extend the maturity date of the Note to May 11, 2026 (the “Extended Maturity Date”). The Modification Agreement also provides for an additional extension fee interest to accrue on the outstanding principal balance of the Note as of January 15, 2025 at an annual rate of eight percent (8%), which shall become payable and immediately due on the earliest of (i) the Extended Maturity Date or (ii) immediately upon the occurrence of any “Event of Default” under any of the Loan Documents or the Modification Agreement, as such term is defined under the applicable Loan Document. Furthermore, the Modification Agreement includes additional “Events of Default” and remedies under the Loan Documents, and additional covenants of the Company, among other things. The Modification Agreement increases the annual interest rate on the outstanding Principal Amount, effective as of February 24, 2024, to twelve percent (12%). Additionally, the amount of each Guaranty Premium shall be added to the outstanding Principal Amount of the Note as of the date Issuer’s liability for payment of the Guaranty Premium becomes fixed and shall accrue interest at the rate set forth in the Note until paid in full. The Modification stated that no new debt or encumbrances without holders’ approval. Absent Holders’ prior, express written authorization, Issuer shall not: (i) pay or incur any indebtedness outside the ordinary course of business; or (b) grant, permit or suffer the attachment of any liens or security interests in or to any Collateral; or (c) enter into any single or series of contracts, agreements or commitments requiring cumulative payments in excess of $10,000.00. Moreover, pursuant to the Modification Agreement, issuer shall not make any distributions to Parent, Grantor, Guarantors or any other related party, company or entity related to the Parent, Grantor or Guarantors through any direct or indirect ownership or control or any other financial arrangement (together, the “Related Parties”). Upon execution of the Modification Agreement, the Company paid the Holders a $35,000 documentation fee pursuant to the terms of the Modification Agreement.

During the three months ended January 31, 2025, the Company repaid $1,534,056 on this note and recorded $239,005 interest expense. During the nine months ended January 31, 2025, the Company repaid $6,834,057 on this note and recorded $618,997 interest expense. As of January 31, 2025 and April 30, 2024, the Company had an outstanding note payable of $8,292,008 and $15,126,065, respectively, to the sellers of Lee Lee. The Company is required to repay the full amount before May 11, 2026.

11. Loan payables

A summary of the Company’s loans was listed as follows:

Lender	Due date	January 31, 2025	April 30, 2024

U.S. Small Business Administration	June 15, 2050	2,512,675	2,561,299
Total loan payables		2,512,675	2,561,299
Current portion of loan payables		(66,699)	(65,098)
Non-current loan payables		$2,445,976	$2,496,201

U.S. Small Business Administration (the “SBA”)

Borrower	Due date	January 31, 2025	April 30, 2024

Maison Monrovia	June 15, 2050	$142,367	$145,071
Maison San Gabriel	June 15, 2050	1,896,875	1,933,394
Maison El Monte	June 15, 2050	473,433	482,834
Total SBA loan payables		$2,512,675	$2,561,299

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

Per the SBA loan agreement, all interest payments on these three loans were deferred to December 2022. As of January 31, 2025 and April 30, 2024, the Company’s aggregate balance on the three SBA loans was $2,512,675 and $2,561,299, respectively. Interest expenses were $22,690 and $23,210 for the three months ended January 31, 2025 and 2024, respectively. Interest expenses were $68,465 and $70,008 for the nine months ended January 31, 2025 and 2024, respectively. During the nine months ended January 31, 2025, the Company made aggregate repayment of the SBA loans of $117,090 (which includes principal of $48,625 and interest expense of $68,465). During the nine months ended January 31, 2024, the Company made repayment of $117,090 (which includes principal of $47,082 and interest expense of $70,008).

As of January 31, 2025, the future minimum principal amount of loan payments to be paid by year were as follows:

Year Ending January 31,	Amount
2026	$66,699
2027	68,906
2028	71,197
2029	73,576
2030	76,046
Thereafter	2,156,251
Total	$2,512,675

12. Related party balances and transactions

Related party transactions

Sales to related parties

Name of Related Party	Nature	Relationship	Three Months ended January 31, 2025	Three Months ended January 31, 2024

United Food LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$—	$988
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	81,286	18,620
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	—	35,088
Total			$81,286	$54,696

Name of Related Party	Nature	Relationship	Nine Months ended January 31, 2025	Nine Months ended January 31, 2024

United Food LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$2,712	$6,129
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	260,262	85,656
Grantstone, Inc	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	1,232	—
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	99,113	160,538
Total			$363,319	$252,323

Purchases from related parties

Name of Related Party	Nature	Relationship	Three Months Ended January 31, 2025	Three Months Ended January 31, 2024

United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$5,818	$—
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	24,287	13,160
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	755,953	41,184
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	—	866
Total			$786,058	$55,210

Name of Related Party	Nature	Relationship	Nine Months Ended January 31, 2025	Nine Months Ended January 31, 2024

United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$10,841	$4,408
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	59,421	24,250
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	844,075	146,709
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	42,111	3,066
Total			$956,448	$178,433

Investment in equity purchased from related parties

Name of Investment Company	Nature of Operation	Investment percentage	Relationship	As of January 31, 2025	As of April 30, 2024

Dai Cheong Trading Co Inc.	Import and wholesales of groceries	10%	John Xu, the Company’s Chief Executive Officer, Chairman and President, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	$162,665	$162,665
HKGF Market of Alhambra, Inc.	Supermarket product sales	10%	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	—	40,775
Total				$162,665	$203,440

In May 2021, the Company purchased a 10% equity interest in Dai Cheong Trading Company Inc., a grocery trading company, for $162,665 from DC Holding CA, Inc. DC Holding CA, Inc. is owned by John Xu, the Chief Executive Officer, Chairman and President of the Company.

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc, the legal entity holding the Alhambra Store (as defined below) for $40,775 from Ms. Grace Xu, a related party as the spouse of Mr. John Xu, the Chief Executive Officer, Chairman and President of the Company. HKGF Market of Alhambra was temporarily shut down at the end of September 2024 as a result of a strategic operating decision by HKGF Market of Alhambra’s management. Accordingly, the Company recorded $40,775 investment loss during the nine months ended January 31, 2025.

Related party balances

Accounts receivable — sales to related parties

Name of Related Party	Nature	Relationship	January 31, 2025	April 30, 2024

HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	$39,398	$10,922
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	—	79,258
JC Business Guys, Inc.	Supermarket product sales	Shareholder with 51% equity interest of HKGF Market of Arcadia, LLC	66,729	66,728
Grantstone Inc.	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	11,781	10,550
United Food, LLC	Supermarket product sales	John Xu, ultimately owns 24% of United Food, LLC	306,275	292,189
Total			$424,183	$459,647

Accounts payable — purchase from related parties

Name of Related Party	Nature	Relationship	January 31, 2025	April 30, 2024

Hong Kong Supermarket of Monterey Park, Ltd.	Due on demand, non-interest bearing	John Xu, controls this entity	$440,166	$440,166
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	54,251	—
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc. prior to the 10% equity interest acquisition by Maison	112,683	30,439
Total			$607,100	$470,605

Other receivables — related parties

Name of Related Party	Nature	Relationship	January 31, 2025	April 30, 2024

Ideal Investment	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	$3,995	$3,995
Ideal City Capital	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	30,000	30,000
HKGF Market of Arcadia, LLC	Due on demand, non-interest bearing	Maison owns 49% equity interest	65,000	—
Total			$98,995	$33,995

Other payables — related parties

Name of Related Party	Nature	Relationship	January 31, 2025	April 30, 2024

John Xu	due on demand, non-interest bearing	The Company’s Chief Executive Officer, Chairman and President	$222,049	$200,810
Grace Xu	due on demand, non-interest bearing	Spouse of John Xu	40,775	40,775
New Victory Foods Inc	due on demand, non-interest bearing	John Xu, owns this entity with 100% ownership	250,000	250,000
Total			$512,824	$491,586

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

As of January 31, 2025, the average remaining term of the supermarkets’ store lease was 16.05 years. As of April 30, 2024, the average remaining term of the supermarkets’ store lease was 16.80 years.

In June and November 2022, the Company entered three leases for three copiers with terms of 63 months for each. In January 2024, Maison El Monte entered a lease for copy with terms of 63 months. As of January 31, 2025, the average remaining term of the copier lease was 3.12 years. As of April 30, 2024, the average remaining term of the copier lease is 3.87 years.

The copier lease detail information was listed below:

Store	Lease Term Due
Maison Monrovia	January 1, 2028
Maison San Gabriel	January 1, 2028
Maison Monterey Park	August 1, 2027
Maison El Monte	March 10, 2029

The Company’s total lease expenses under ASC 842 are $1.12 million and $0.85 million for the three months ended January 31, 2025 and 2024, respectively. The Company’s total lease expenses under ASC 842 are $3.37 million and $2.33 million for the nine months ended January 31, 2025 and 2024, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of range from 4.5% to 7.50%, which was determined using the Company’s incremental borrowing rate.

The Company’s operating ROU assets and lease liabilities were as follows:

	January 31, 2025	April 30, 2024
Operating ROU:
ROU assets – supermarket leases	$38,709,075	$40,695,438
ROU assets – copier leases	25,850	31,209
Total operating ROU assets	$38,734,925	$40,726,647

	January 31, 2025	April 30, 2024
Operating lease obligations:
Current operating lease liabilities	$4,163,282	$4,088,678
Non-current operating lease liabilities	37,345,475	39,015,252
Total lease liabilities	$41,508,757	$43,103,930

As of January 31, 2025, the five-year maturity of the Company’s operating lease liabilities was as following:

Twelve Months Ended January 31,	Operating lease liabilities
2026	$4,163,281
2027	4,249,659
2028	4,296,832
2029	3,324,121
2030	2,692,410
Thereafter	50,106,989
Total future undiscounted lease payments	68,833,292
Less: interest	(27,324,535)
Present value of lease liabilities	$41,508,757

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

Following is a summary of the activities of warrants for the nine months ended January 31, 2025:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding as of April 30, 2024	125,000	$4.80	4.42
Exercisable as of April 30, 2024	—	$—	—
Granted	—		—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of January 31, 2025	125,000	$4.80	3.67
Exercisable as of January 31, 2025	—	$—	—

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

The provision for income taxes provisions consisted of the following components:

	Three Months ended January 31, 2025	Three Months ended January 31, 2024

Current:
Federal income tax expense	$74,077	$117,066
State income tax expense (benefit)	(48,436)	44,058
Deferred:
Federal income tax benefit	(14,386)	(1,852)
State income tax benefit	(2,839)	(616)
Total	$8,416	$158,656

	Nine Months ended January 31, 2025	Nine Months ended January 31, 2024

Current:
Federal income tax expense	$1,046,497	$314,714
State income tax expense	219,531	116,143
Deferred:
Federal income tax benefit	(48,122)	(4,604)
State income tax benefit	(10,166)	(1,531)
Total	$1,207,740	$424,722

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income (loss) before income taxes:

	Three Months ended January 31, 2025	Three Months ended January 31, 2024

Federal statutory rate expense	$210,752	$(79,149)
State statutory rate, net of effect of state income tax deductible to federal income tax	24,350	(25,658)
Permanent difference – penalties, interest, and others	34,434	73,945
Utilization of NOL	—	—
Change in valuation allowance	(261,120)	189,518
Tax expense per financial statements	$8,416	$158,656

	Nine Months ended January 31, 2025	Nine Months ended January 31, 2024

Federal statutory rate expense	$525,974	$(9,676)
State statutory rate, net of effect of state income tax deductible to federal income tax	12,924	(1,249)
Permanent difference – penalties, interest, and others	50,986	86,085
Utilization of NOL	—	(24,138)
Change in valuation allowance	617,856	373,700
Tax expense per financial statements	$1,207,740	$424,722

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes were comprised of the following:

	January 31, 2025	April 30, 2024

Deferred tax assets:
Bad debt expense	$75,141	$66,888
Inventory impairment loss	91,740	38,279
Investment loss	291,726	150,684
Lease liabilities, net of ROU	765,522	660,713
NOL	1,546,430	1,125,192
Valuation allowance	(2,746,475)	(2,026,613)
Deferred tax assets, net	$24,084	$15,143

Deferred tax liability:
Trademark acquired at acquisition of Maison Monterey Park and Lee Lee	$1,238,056	$1,287,403
Deferred tax liability, net of deferred tax assets	$1,213,972	$1,272,260

As of January 31, 2025 and April 30, 2024, Maison and Maison El Monte had approximately $5.09 million and $3.20 million, respectively, of U.S. federal NOL carryovers available to offset future taxable income which do not expire but are limited to 80% of income until utilized. As of January 31, 2025 and April 30, 2024, Maison and Maison El Monte had approximately $5.10 million and $3.56 million, respectively, of California state net operating loss which can be carried forward up to 20 years to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

The Company recorded $0 and $6,421 of interest and penalties related to understated income tax payments for the three months ended January 31, 2025 and 2024, respectively. The Company recorded $0 and $10,985 of interest and penalties related to understated income tax payments for the nine months ended January 31, 2025 and 2024, respectively.

As of January 31, 2024, the Company’s U.S. income tax returns filed for the year ending on December 31, 2021 and thereafter are subject to examination by the relevant taxation authorities.

16. Other income

For the nine months ended January 31, 2024, other income mainly consisted of $0.38 million employee retention credit (“ERC”) received (after net-off with investment loss of $28,456). The ERC is a tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

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

The following condensed unaudited pro forma consolidated results of operations for the Company for the three and nine months ended January 31, 2024 present the results of operations of the Company and Lee Lee as if the acquisition occurred on May 1, 2023.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Three Months Ended January 31, 2024
(Unaudited)
Revenue	$33,992,419
Operating costs and expenses	35,256,386
Income from operations	(1,263,967)
Other income	669,279
Income tax expense	(102,249)
Net income	$(696,937)

For the Nine Months Ended January 31, 2024
(Unaudited)
Revenue	$99,454,591
Operating costs and expenses	99,188,404
Income from operations	266,187
Other income	1,010,085
Income tax expense	(767,211)
Net income	$509,061

19. Subsequent Event

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company had the following subsequent events that need to be disclosed.

On March 12, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor” or “Holder”), pursuant to which the Company agreed to issue and sell to the Investor, and the Investor agreed to purchase from the Company, (i) a senior unsecured convertible promissory note in the aggregate original principal amount of $3,000,000 with an original issue discount of eight and a half percent (8.5%) (the “Initial Note”), convertible into shares (the “Conversion Shares”) of Class A common stock, $0.0001 par value per share of the Company (the “Common Stock”), and (ii) a note purchase warrant (the “Incremental Warrant”), exercisable for one or more senior unsecured convertible promissory notes in the aggregate original principal amount of up to $6,500,000 with an original issue discount of eight and a half percent (8.5%) and substantially in the form of the Initial Note (each an “Additional Note” and collectively, the “Additional Notes” and together with the Initial Note, the “Notes”). On March 12, 2025 (the “Closing Date”), the Company issued and sold to the Investor the Initial Note for a purchase price of $2,745,000, representing an original issue discount of eight and a half percent (8.5%), which matures on March 12, 2027, and the Incremental Warrant, which expires on March 12, 2028. The Initial Note bears interest at a rate to 5.25% per annum and may increase to a rate of 18.00% per annum upon the occurrence of an Event of Default (as defined in the Initial Note), for so long as such event remains uncured. Accrued interest will be paid on a monthly basis and, at the Company’s option, will either be paid in cash or paid-in-kind in shares of Common Stock, subject to certain terms and conditions as set forth in the Initial Note.

The Company at its option has the right, but not the obligation, to redeem a portion or all amounts outstanding under the Initial Note prior to maturity pursuant to the terms of the Initial Note. The number of shares of Common Stock issuable upon conversion of the Initial Note will be determined by dividing (x) the portion of the principal, interest, or other amounts outstanding under the Initial Note to be converted (the “Conversion Amount”) by (y) the Conversion Price. The Conversion Price of the Initial Note is initially $1.38 per share of Common Stock (the “Fixed Price”). Beginning on the effective date of the initial Registration Statement and on the same day of each successive month thereafter (each, a “Fixed Price Reset Date”), the Conversion Price will be reduced to the lower of (i) the then-effective Fixed Price and (ii) 95% of the lowest daily VWAP during the ten (10) consecutive trading days immediately prior to such Fixed Price Reset Date (the “Variable Price”). Additionally, on any trading day on which the aggregate trading value of the Common Stock (as reported on Bloomberg) is equal to or greater than $500,000 between 4:00 a.m. and 11:00 a.m., New York time, the Conversion Price on such trading day (and only for such trading day) will be reduced to the lowest of (i) the then effective Variable Price, (ii) the lowest price traded on such trading day until the earlier of (A) 11:00 a.m., New York time, (B) the time a conversion notice is delivered pursuant to the Initial Note, subject to the Floor Price then in effect, and (C) the then effective Conversion Price. Upon the occurrence of an Event of Default, with respect to any Event of Default, the Alternate Conversion Price (as defined in the Initial Note) will be equal to the lower of (i) the then effective Conversion Price and (ii) 85% of the lowest daily VWAP during the ten (10) consecutive trading days immediately prior to the date that the Investor delivers a conversion notice any time after the occurrence of an Event of Default.

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

Key Factors that Affect Operating Results

Inflation

The inflation rate for the United States was 3.0% for the nine months ended January 31, 2025, 3.4% for the year ended April 30, 2024 and 4.9% for the year ended April 30, 2023 according to Bureau of Labor Statistics. Inflation increased our purchase costs, occupancy costs, and payroll costs.

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

Payroll

As of January 31, 2025, we had approximately 376 employees including employees from our newly acquired subsidiary, Lee Lee, which is based in the State of Arizona. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, in California, the minimum wage was $15.50 per hour in 2023 and increased to $16 per hour starting from January 1, 2024; in Arizona, the minimum wage was $13.85 per hour in 2023, and increased to $14.35 per hour starting from January 1, 2024. Our payroll and payroll tax expenses were $3.5 million and $1.8 million for the three months ended January 31, 2025 and 2024, respectively. Our payroll and payroll tax expenses were $11.5 million and $5.2 million for the nine months ended January 31, 2025 and 2024, respectively.

Vendor and Supply Management

Maison believes that a centralized and efficient vendor and supply management system is the key to profitability. Maison has major vendors, including Lawrence Wholesale, BRC International Inc, ONCO Food Corp., GF Distribution, Inc., and XHJC Holding Inc. For the three months ended January 31, 2025, these five suppliers accounted for 5%, 6%, -%, 7% and 5% of the Company’s total purchases, respectively. For the three months ended January 31, 2024, two suppliers accounted for 25%, and 16% of the Company’s total purchases, respectively. For the nine months ended January 31, 2025, these five suppliers accounted for 9%, 8%, 1%, 4%, and 7% of the Company’s total purchases, respectively. For the nine months ended January 31, 2024, three suppliers accounted for 30%, 18% and 9% of the Company’s total purchases, respectively. Maison believes that its centralized vendor management enhances its negotiating power and improves its ability to manage vendor payables.

Store Maintenance and Renovation

From time to time, Maison conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline in customer volume. Significant maintenance or renovation would affect our operations and operating results. Meanwhile, improving the store environment can also attract more customers and lead to an increase in sales. Maison focused on improving and renovating our stores for the three and nine months ended January 31, 2025 and 2024. We spent $0.24 million for the three months ended January 31, 2025 for repairs and maintenance and supermarket renovation, a decrease of $0.11 million compared to $0.35 million for the three months ended January 31, 2024 Lee. We spent $0.69 million (including $0.4 million for Lee Lee) for the nine months ended January 31, 2025 for repairs and maintenance and supermarket renovation, an increase of $0.25 million compared to $0.44 for the nine months ended January 31, 2024 mainly due to the acquisition of our new subsidiary Lee Lee.

Liquidity

As reflected in the accompanying consolidated financial statements, for the three and nine months ended January 31, 2025, the Company had a net income of $1,011,763 and $1,456,662, respectively. However, the Company had an accumulated deficit of approximately $1.36 million and negative working capital of $11.50 million as of January 31, 2025. The Company also need approximately $8.0 million cash to repay Lee Lee's acquisition price, the acquisition was completed on April 8, 2024. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The Company plans to increase its revenue by strengthening its sales force, providing attractive sales incentive programs, recruiting experienced industry-related managerial personnel, increasing marketing and promotion activities, seeking suppliers with competitive price and good quality products, opening or acquiring additional specialty supermarkets in the locations that have less-competition.

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

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on historical data and management’s estimates and provided a reserve for inventory shrinkage for the three and nine months ended January 31, 2025 and 2024. The Company provided a reserve (reversal) for inventory shrinkage of $27,639 and $2,471 for the three months ended January 31, 2025 and 2024, respectively. The Company provided a reserve (reversal) for inventory shrinkage of $342,472 and $(1,088) for the nine months ended January 31, 2025 and 2024, respectively.

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

The Company’s contract liability related to gift cards was $769,739 and $965,696 as of January 31, 2025 and April 30, 2024, respectively.

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

Results of Operations for the Three Months Ended January 31, 2025 and 2024

	Three Months Ended January 31,
	2025	2024	Change	Percentage Change
Net revenues	$34,149,223	$13,598,479	$20,550,744	151.1%
Cost of revenues	26,607,590	10,410,684	16,196,906	155.6%
Gross profit	7,541,633	3,187,795	4,353,838	136.6%
Operating expenses
Selling expenses	4,852,417	2,438,846	2,413,571	99.0%
General and administrative expenses	1,574,752	1,056,118	518,634	49.1%
Total operating expenses	6,427,169	3,494,964	2,932,205	83.9%
Income from operations	1,114,464	(307,169)	1,421,633	462.8%
Other income (expenses), net	158,176	(50,306)	208,482	414.43%
Interest expense, net	(269,059)	(19,425)	(249,634)	1,285.1%
Income before income taxes	1,003,581	(376,900)	1,380,481	366.3%
Income tax provisions	8,416	158,656	(150,240)	(94.7)%
Net income (loss)	995,165	(535,556)	1,530,721	(285.8)%
Net income (loss) attributable to noncontrolling interests	(16,598)	13,398	(29,996)	(223.9)%
Net income (loss) attributable to Maison Solutions Inc.	$1,011,763	$(548,954)	$1,560,717	284.3%

Revenues

	Three Months Ended January 31,
	2025	2024	Change	Percentage Change
Perishables	$17,434,918	$7,243,469	$10,191,449	140.7%
Non-perishables	16,714,305	6,355,010	10,359,294	163.0%
Net revenue	$34,149,223	$13,598,479	$20,550,743	151.1%

Our net revenues were approximately $34.1 million for the three months ended January 31, 2025, an increase of approximately $20.6 million or 151.1%, from approximately $13.6 million for the three months ended January 31, 2024. The increase in net revenues was driven by the inclusion of revenues from our newly acquired subsidiary, Lee Lee (acquired in April 2024), of $21.6 million and increased sales of Maison El Monte by $0.2 million, which was partly offset by decreased sales of Maison Monterey Park by $0.5 million, decreased sales of Maison San Gabriel by $0.5 million and decreased sales of Maison Monrovia by $0.3 million, as compared to the three months ended January 31, 2024. Our four California-based supermarkets contributed $12.5 million in revenue during the three months ended January 31, 2025, a decrease of approximately $1.1 million, as compared to the three months ended January 31, 2024. The $1.1 million decrease of our California-based supermarkets was mainly due to increased competition from newly opened Asian supermarkets in nearby area, the effect of certain COVID-19 pandemic-era relief programs ending in fall 2023 such as losing access to foods stamps due to resume of work requirement for food stamps.

Cost of Revenues

	Three Months Ended January 31,
	2025	2024	Change	Percentage Change
Total cost of revenues	$26,607,590	$10,410,684	$16,196,906	155.6%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut. The cost of revenues increased by $16.2 million, from $10.4 million for the three months ended January 31, 2024, to approximately 26.6 million for the three months ended January 31, 2025. The increase in cost of revenues was mainly from our newly acquired subsidiary, Lee Lee (acquired in April 2024), by $17.0 million, which was partly offset by decreased cost of revenues from our four California-based supermarkets by $0.8 million.

Gross Profit and Gross Margin

	Three Months Ended January 31,
	2025	2024	Change	Percentage Change
Gross Profit	$7,541,633	$3,187,795	$4,353,838	136.6%
Gross Margin	22.1%	23.4%		(1.4)%

Gross profit was approximately $7.5 million and $3.2 million for the three months ended January 31, 2025 and 2024, respectively. Gross margin was 22.1% and 23.4% for the three months ended January 31, 2025 and 2024, respectively. Our supermarkets’ sales profit margins decreased by 1.4% for the three months ended January 31, 2025 compared to the three months ended January 31, 2024. The decrease in our gross profit was mainly due to decreased gross profit from Maison Monterey Park resulting from increased competition from newly opened Asian supermarkets in nearby area.

Total Operating Expenses

	Three Months Ended January 31,
	2025	2024	Change	Percentage Change
Selling Expenses	$4,852,417	$2,438,846	$2,413,571	99.0%
General and Administrative Expenses	1,574,752	1,056,116	518,634	49.1%
Total Operating Expenses	$6,427,169	$3,494,964	$2,932,205	83.9%
Percentage of revenue	18.8%	25.7%		(6.9)%

Total operating expenses were approximately $6.4 million for the three months ended January 31, 2025, an increase of approximately $2.9 million, compared to approximately $3.5 million for the three months ended January 31, 2024. Total operating expenses as a percentage of revenues were 18.8% and 25.7% for the three months ended January 31, 2025 and 2024, respectively. The increase in operating expenses was primarily attributable to the increase in selling expenses, which included the increase in payroll expense, utility expense, advertising and promotion expense, postage & delivery expense and merchant service charges as result of the acquisition of Lee Lee. Payroll expense increased by $1.8 million in the three months ended January 31, 2025, as compared to the three months ended January 31, 2024 due to the increase of hourly rate and increased number of employees due to the acquisition of Lee Lee. Utility expenses increased by $0.2 million in the three months ended January 31, 2025, as compared to the three months ended January 31, 2024. Bank service charges increased by $0.4 million in the three months ended January 31, 2025, as compared to the three months ended January 31, 2024 due to increased sales describe above.

The increase in general and administrative expenses during the three months ended January 31, 2025 was primarily due to increased office expense by $384,127, increased amortization expense by $70,958 due to the new trademark acquired through the acquisition of Lee Lee, increased utility expense by $25,459, increased bad debt expense by $62,483, and increased repair and maintenance expense by $194,464, which was partly offset by decreased professional fee by $149,822.

Other Income (Expenses), Net

Other income were $158,176 for the three months ended January 31, 2025 compare to other expense of $50,306 for the three months ended January 31, 2024. For the three months ended January 31, 2025, other expenses mainly consisted of investment loss of $71,023, which was partly offset by other income of $229,199. For the three months ended January 31, 2024, other expenses mainly consisted of investment loss of $51,204 from HKGF Arcadia, which was partially offset by other income of $898.

Interest Income (Expense), Net

Interest expense was $269,059 for the three months ended January 31, 2025, an increase of $249,634 from $19,425 for the three months ended January 31, 2024. For the three months ended January 31, 2025, the interest expense was for the SBA Loans and note payable arising from the acquisition of Lee Lee. For the three months ended January 31, 2024, the interest expense was for the SBA Loans and the loans with American First National Bank (the “AFNB Loans”). The AFNB Loans were repaid in full as of April 30, 2024.

Income Taxes Provisions

Income tax expense was $8,416 for the three months ended January 31, 2025, decrease of $150,240 from income taxes expense of $158,656 for the three months ended January 31, 2024. The decrease was mainly due to the utilization of NOL from the subsidiaries that had NOL since Maison files consolidated income tax return.

Net Income (loss)

Net income attributable to the Company was $1,011,763 for the three months ended January 31, 2025, an increase of $1,560,717, or 284.3%, from a $548,954 net loss attributable to the Company for the three months ended January 31, 2024. This was mainly attributable to the reasons discussed above, which included an increase in gross profit by $4,353,838, which was partly offset by increased investment loss by $19,819, increased interest expenses by $249,634, and increased operating expenses by $2,932,205.

Results of Operations for the Nine Months Ended January 31, 2025 and 2024

	Nine Months Ended January 31,
	2025	2024	Change	Percentage Change
Net revenues	$94,818,527	$41,116,998	$53,701,529	130.6%
Cost of revenues	70,859,468	31,699,886	39,159,582	123.5%
Gross profit	23,959,059	9,417,112	14,541,947	154.4%
Operating expenses
Selling expenses	15,116,681	6,984,543	8,132,138	116.4%
General and administrative expenses	5,421,673	2,702,660	2,719,013	100.6%
Total operating expenses	20,538,354	9,687,203	10,851,151	112.0%
Income from operations	3,420,705	(270,091)	3,690,796	1,366.5%
Other income (expenses), net	(221,243)	319,967	(541,210)	(169.2)%
Interest expense, net	(694,826)	(95,956)	(598,870)	624.1%
Income before income taxes	2,504,636	(46,080)	2,550,716	5,535.4%
Income tax provisions	1,207,740	424,722	783,018	184.4%
Net income (loss)	1,296,896	(470,802)	1,767,698	(375.5)%
Net income (loss) attributable to noncontrolling interests	(159,766)	91,626	(251,392)	(274.4)%
Net income (loss) attributable to Maison Solutions Inc.	$1,456,662	$(562,428)	$2,019,090	(359.0)%

Revenues

	Nine Months Ended January 31,
	2025	2024	Change	Percentage Change
Perishables	$48,637,485	$22,438,157	$26,199,328	116.8%
Non-perishables	46,181,042	18,678,841	27,502,201	147.2%
Net revenue	$94,818,527	$41,116,998	$53,701,529	130.6%

Our net revenues were approximately $94.9 million for the nine months ended January 31, 2025, an increase of approximately $53.7 million or 130.6%, from approximately $41.1 million for the nine months ended January 31, 2024. The increase in net revenues was driven by the inclusion of revenues from our newly acquired subsidiary, Lee Lee (acquired in April 2024), of $59.0 million, which was partly offset by decreased sales of Maison Monterey Park by $1.3 million, decreased sales of Maison San Gabriel by $2.2 million, decreased sales of Maison Monrovia by $1.4 million and decreased sales of Maison El Monte by $0.5 million, as compared to the nine months ended January 31, 2024. Our four California-based supermarkets contributed $35.8 million in revenue during the nine months ended January 31, 2025, a decrease of approximately $5.3 million, as compared to the nine months ended January 31, 2024. The $5.3 million decrease was mainly due to increased competition from newly opened Asian supermarkets in nearby area, the effect of certain COVID-19 pandemic-era relief programs ending in fall 2023 such as losing access to foods stamps due to resume of work requirement for food stamps, as well as the temporary slow-down of the Maison El Monte store due to renovation.

Cost of Revenues

	Nine Months Ended January 31,
	2025	2024	Change	Percentage Change
Total cost of revenues	$70,859,468	$31,699,886	$39,159,582	123.5%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut. The cost of revenues increased by $39.2 million, from $31.7 million for the nine months ended January 31, 2024, to approximately $70.9 million for the nine months ended January 31, 2025. The increase in cost of revenues was mainly from our newly acquired subsidiary, Lee Lee (acquired in April 2024), by $42.9 million, which was partly offset by decreased cost of revenues from our four California-based supermarkets by $3.7 million.

Gross Profit and Gross Margin

	Nine Months Ended January 31,
	2025	2024	Change	Percentage Change
Gross Profit	$23,959,059	$9,417,112	$14,541,947	154.4%
Gross Margin	25.3%	22.9%		2.4%

Gross profit was approximately $24.0 million and $9.4 million for the nine months ended January 31, 2025 and 2024, respectively. Gross margin was 25.3% and 22.9% for the nine months ended January 31, 2025 and 2024, respectively. Our supermarkets’ sales profit margins increased by 2.4% for the nine months ended January 31, 2025 compared to the nine months ended January 31, 2024. The increase in our gross profit was mainly due to the higher gross profit from our new acquired subsidiary Lee Lee.

Total Operating Expenses

	Nine Months Ended January 31,
	2025	2024	Change	Percentage Change
Selling Expenses	$15,116,681	$6,984,543	$8,132,138	116.4%
General and Administrative Expenses	5,421,673	2,702,660	2,719,013	100.6%
Total Operating Expenses	$20,538,354	$9,687,203	$10,851,151	127.9%
Percentage of revenue	21.7%	23.6%		(1.9)%

Total operating expenses were approximately $20.5 million for the nine months ended January 31, 2025, an increase of approximately $10.9 million, compared to approximately $9.7 million for the nine months ended January 31, 2024. Total operating expenses as a percentage of revenues were 21.7% and 23.6% for the nine months ended January 31, 2025 and 2024, respectively. The increase in operating expenses was primarily attributable to the increase in selling expenses, which included the increase in payroll expense, utility expense, advertising and promotion expense, postage & delivery expense and merchant service charges as result of the acquisition of Lee Lee. Payroll expense increased by $6.4 million in the nine months ended January 31, 2025, as compared to the nine months ended January 31, 2024 due to the increase of hourly rate and increased number of employees due to the acquisition of Lee Lee. Utility expenses increased by $0.8 million in the nine months ended January 31, 2025, as compared to the nine months ended January 31, 2024. Merchant service charges increased by $0.8 million in the nine months ended January 31, 2025, as compared to the nine months ended January 31, 2024 due to increased sales describe above. Other miscellaneous expenses increased by $0.1 million in the nine months ended January 31, 2024, as compared to the nine months ended January 31, 2024.

The increase in general and administrative expenses during the nine months ended January 31, 2025 was primarily due to increased office expenses of approximately $569,593, increased professional fees by $475,934, increased amortization expense by $343,458 due to the new trademark acquired through the acquisition of Lee Lee, increased insurance expense by $259,519, increased repair and maintenance expense by $550,870, and increased office expenses and supplies by $555,953.

Other Income (Expenses), Net

Other expenses were $221,243 for the nine months ended January 31, 2025 compared to other income of $319,967 for the nine months ended January 31, 2024. For the nine months ended January 31, 2025, other expenses mainly consisted of investment loss of $504,100 ($463,325 investment loss from HKGF Arcadia and $40,775 from Alhambra Store), which was partly offset by other income of $282,857. For the nine months ended January 31, 2024, other income mainly consisted of $0.4 million ERC received, which was partly offset by investment loss from HKGF Arcadia of $63,982. The ERC is a refundable tax credit for businesses that continued to pay employees while shut down due to the COVID-19 pandemic or had significant declines in gross receipts from March 13, 2020 to December 31, 2021.

Interest Income (Expense), Net

Interest expense was $694,826 for the nine months ended January 31, 2025, an increase of $598,870 from $95,956 for the nine months ended January 31, 2024. For the nine months ended January 31, 2025, the interest expense was for the SBA Loans and note payable arising from the acquisition of Lee Lee. For the nine months ended January 31, 2024, the interest expense was for the SBA Loans and the loans with American First National Bank (the “AFNB Loans”). The AFNB Loans were repaid in full as of April 30, 2024.

Income Taxes Provisions

Income tax expense was $1,207,740 for the nine months ended January 31, 2025, an increase of $783,018 from income taxes expense of $424,722 for the nine months ended January 31, 2024. The increase was mainly due to increased taxable income from our stores (mainly from Lee Lee stores) for the nine months ended January 31, 2025 compared to the nine months ended January 31, 2024.

Net Income (Loss)

Net income attributable to the Company was $1,456,662 for the nine months ended January 31, 2025, an increase of $2,019,090, or 359.0%, from a $562,428 net loss attributable to the Company for the nine months ended January 31, 2024. This was mainly attributable to the reasons discussed above, which included an increase in gross profit by $14,541,947, which was partly offset by decreased other income by $101,092, increased investment loss of $440,118, increased interest expenses by $598,870, increased operating expenses by $10,851,151 and increased income tax expense by $783,018.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended January 31, 2025 Compared to the Nine Months Ended January 31, 2024

As of January 31, 2025, we had cash, cash equivalents of approximately $445,357. We had net income attributable to us of $1,456,662 for the nine months ended January 31, 2025, and had a working capital deficit of approximately $11.5 million as of January 31, 2025. As of January 31, 2025, the Company had outstanding loan facilities of approximately $2.51 million SBA loan and $8.29 million secured senior note payable due to the acquisition of Lee Lee.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. We have funded our working capital, operations and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, government grants, and bank loans. Cash is required to pay purchase costs for inventory, rental expenses, salaries, income taxes, other operating expenses and to repay debts. Our ability to repay our current expenses and obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail grocery industry, the expected collectability of our accounts receivable and the realization of the inventories as of January 31, 2025 and April 30, 2024. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control.

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

On March 12, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor” or “Holder”), pursuant to which we agreed to issue and sell (i) a senior unsecured convertible promissory note in the aggregate original principal amount of $3,000,000 with an original issue discount of eight and a half percent (8.5%) (the “Initial Note”), convertible into shares (the “Conversion Shares”) of Class A common stock, $0.0001 par value per share of the Company (the “Common Stock”), and (ii) a note purchase warrant (the “Incremental Warrant”), exercisable for one or more senior unsecured convertible promissory notes in the aggregate original principal amount of up to $6,500,000 with an original issue discount of eight and a half percent (8.5%) and substantially in the form of the Initial Note (each an “Additional Note” and collectively, the “Additional Notes” and together with the Initial Note, the “Notes”). On March 12, 2025 (the “Closing Date”), we issued and sold to the Investor the Initial Note for a purchase price of $2,745,000, representing an original issue discount of eight and a half percent (8.5%), which matures on March 12, 2027, and the Incremental Warrant, which expires on March 12, 2028. The Initial Note bears interest at a rate to 5.25% per annum and may increase to a rate of 18.00% per annum upon the occurrence of an Event of Default (as defined in the Initial Note), for so long as such event remains uncured. Accrued interest will be paid on a monthly basis and, at the Company’s option, will either be paid in cash or paid-in-kind in shares of Common Stock, subject to certain terms and conditions as set forth in the Initial Note.

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

The following table summarizes our cash flow data for the nine months ended January 31, 2025 and 2024.

	Nine Months Ended January 31,
	2025	2024
Net cash provided by operating activities	$6,386,143	$(887,439)
Net cash used in investing activities	(216,427)	(5,142,083)
Net cash used in financing activities	(5,725,460)	12,866,382
Net change in cash and restricted cash	$444,256	$6,836,860

Operating Activities

Net cash provided by operating activities was approximately $6.4 million for the nine months ended January 31, 2025, which mainly comprised of net income of $1,296,896, add-back of non-cash adjustments to net income including depreciation and amortization expense of $779,593, inventory impairment of $342,472, bad debt expense of $29,493 and investment loss from 49% equity investee HKGF Arcadia store of $463,325 and investment loss from 10% cost investee HKGF Alhambra store of $40,775. In addition, for the nine months ended January 31, 2025, we had cash inflow from (i) decrease to other receivables and other current assets of $642,097, (ii) decrease to prepayments of $268,713, (iii) increased outstanding accounts payable of $5,243,603 including accounts payable from related parties of $136,494, (iv) increased outstanding income tax payable of $1,220,635, (v) increased operating lease liabilities of $396,548, and (vi) increase of accrued expenses and other payables of $88,366.

However, our net cash provided by operating activities for the nine months ended January 31, 2025 was mainly offset by an increase of inventories of $4,197,132, an increase of accounts receivable from related parties of $61,349, and an increase of payment for contract liabilities of $195,957.

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

We had a net income before noncontrolling interest of $1,296,896 for the nine months ended January 31, 2025, an increase of $1,767,698 compared with net loss of $470,802 for the nine months ended January 31, 2024. Our cash inflow of $6,386,143 for the nine months ended January 31, 2025 represented an increase of $7,273,582 cash inflow, from $887,439 cash outflow in the nine months ended January 31, 2024. The increased net cash inflow for the nine months ended January 31, 2025 was mainly due to increased cash inflow from net income by $1,767,698 with change of non-cash adjustments by $1,371,457, increased cash inflow from accounts receivable by $465,903, increased cash inflow from other receivables and other current assets by $517,915, increased cash inflow from accounts payable by $6,558,481, increased cash inflow from accounts payable from related party by $7,895, increased cash inflow from accrued expenses and other payables by $97,820, increased cash inflow from operating lease liabilities by $168,820 and increased cash inflow from outstanding income tax payable by $1,112,388, which was partly offset by increased cash outflow from prepayments by $796,530 and increased cash outflow from inventories by $4,156,985.

Investing Activities

Net cash used in investing activities was $216,427 for the nine months ended January 31, 2025, which mainly consisted of store renovation and purchase of equipment of $154,427 and investment into HKGF Market of Arcadia, LLC of $62,000.

Net cash used in investing activities was approximately $5.1 million for the nine months ended January 31, 2024, which mainly consisted of store renovation and purchase of equipment of $317,083, payment of intangible assets of $2.95 million, payment for investment into TMA Liquor Inc of $75,000, and payment for 50% investment into Good Fortune Arcadia supermarket of approximately $1.8 million.

Financing Activities

Net cash used in financing activities was approximately $5.7 million for the nine months ended January 31, 2025, which mainly consisted of repayment for a note payable arising from the acquisition of Lee Lee of $6,834,057, loan to related party of $65,000 and repayment on SBA loan payable of $48,624, which was partially offset by increase of bank overdraft of $1,200,983 and increase borrowing from related parties $21,238.

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

As of January 31, 2025 and April 30, 2024, the Company’s aggregate balance on the three SBA loans was $2,512,675 and $2,561,299, respectively.

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

On March 12, 2025, we entered into a note modification agreement dated March 12, 2025 (the “Modification Agreement”) with AZLL, Lee Lee, Holders of the Secured Note, John Xu and Grace Xu (together with the Company, the “Parties”) to modify certain terms of the Note, Security Agreement and Guarantees. Pursuant to the Modification Agreement, the Parties agreed to revise the payment schedule of the Note and extend the maturity date of the Note to May 11, 2026 (the “Extended Maturity Date”). The Modification Agreement also provides for an additional extension fee interest to accrue on the outstanding principal balance of the Note as of January 15, 2025 at an annual rate of eight percent (8%), which shall become payable and immediately due on the earliest of (i) the Extended Maturity Date or (ii) immediately upon the occurrence of any “Event of Default” under any of the Loan Documents or the Modification Agreement, as such term is defined under the applicable Loan Document. Furthermore, the Modification Agreement includes additional “Events of Default” and remedies under the Loan Documents, and additional covenants of the Company, among other things. The Modification Agreement increases the annual interest rate on the outstanding Principal Amount, effective as of February 24, 2024, to twelve percent (12%). Additionally, the amount of each Guaranty Premium shall be added to the outstanding Principal Amount of the Note as of the date Issuer’s liability for payment of the Guaranty Premium becomes fixed and shall accrue interest at the rate set forth in the Note until paid in full. The Modification stated that no new debt or encumbrances without holders’ approval. Absent Holders’ prior, express written authorization, Issuer shall not: (i) pay or incur any indebtedness outside the ordinary course of business; or (b) grant, permit or suffer the attachment of any liens or security interests in or to any Collateral; or (c) enter into any single or series of contracts, agreements or commitments requiring cumulative payments in excess of $10,000.00. Moreover, pursuant to the Modification Agreement, issuer shall not make any distributions to Parent, Grantor, Guarantors or any other related party, company or entity related to the Parent, Grantor or Guarantors through any direct or indirect ownership or control or any other financial arrangement (together, the “Related Parties”). Upon execution of the Modification Agreement, the Company paid the Holders a $35,000 documentation fee pursuant to the terms of the Modification Agreement.

As of January 31, 2025, the Company had an outstanding note payable of $8,292,008 to the sellers of Lee Lee. The Company is required to repay the full amount before May 11, 2026.

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

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of January 31, 2025:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	Thereafter
Senior secured note payable	$8,292,008	$5,509,630	$2,782,378	$—	$—
SBA loan	2,512,675	66,699	140,104	149,622	2,156,250
Operating lease obligations and others	41,508,757	4,163,282	8,546,492	6,016,531	22,782,452
	$52,313,440	$9,739,611	$11,468,974	$6,166,153	$24,938,702

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on this evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2025 due to the previously identified material weaknesses described below.

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

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended January 31, 2025.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, management has determined that the Company has the following material weaknesses in its internal control over financial reporting, which continue to exist as of January 31, 2025, as related to: (i) insufficient full-time employees with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP and address complex accounting issues under U.S. GAAP; (ii) the lack of timely related party transaction monitoring and the failure to keep a related party list and keep records of related party transactions on a regular basis; (iii) the failure to keep an up-to-date perpetual inventory control system or timely perform company-wide inventory count at or near its fiscal year-end date. Specifically, maintaining records for inbound warehouse purchases or have specialized personnel to scan goods into the warehouse on a timely basis; (iv) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned; (v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management; and (vi) accounting personnel have the ability in the accounting system to prepare, review, and post the same accounting journal entry.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
4.1	Form of Senior Unsecured Convertible Promissory Note issued March 12, 2025 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 13, 2025).
4.2	Note Purchase Warrant, dated March 12, 2025, including Form of Additional Note (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 13, 2025).
10.1	Consulting Services Agreement, dated January 29, 2025, by and among Maison Solutions Inc., Good Fortune Supermarket of Quincy, Inc., Good Fortune Supermarket Group (USA) Inc., Good Fortune Supermarket of VA I, Inc., and Good Fortune Supermarket (Rhode Island) Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2025).
10.2	Employment Agreement between Maison Solutions Inc. and Xi (Jacob) Cao, dated February 21, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2025).
10.3	Note Modification Agreement, dated March 12, 2025, by and between Meng Truong and Paulina Truong, Lee Lee Oriental Supermart, LLC, AZLL LLC, and John Jun Xu and Grace Xu (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 13, 2025).
10.4#	Securities Purchase Agreement, dated March 12, 2025, by and between the Company and the Investor (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 13, 2025).
10.5	Registration Rights Agreement, dated March 12, 2025, by and between the Company and the Investor (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 13, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Exhibits and Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit and schedule to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAISON SOLUTIONS INC.

Date: March 17, 2025	By:	/s/ John Xu
	Name:	John Xu
	Title:	Chief Executive Officer, Chairman and President
(Principal Executive Officer)

Date: March 17, 2025	By:	/s/ Alexandria M. Lopez
	Name:	Alexandria M. Lopez
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)