Form 10-K
period 2025-04-30
Maison Solutions Inc.
filed 2025-08-14
CIK 1892292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025

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

As of October 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $3,415,028 based on the closing price of the registrant’s Class A common stock on that date.

As of August 12, 2025, the number of shares of the registrant’s Class A common stock, $0.0001 par value, outstanding was 17,450,476 shares, and the number of shares of Class B common stock, $0.0001 par value, outstanding was 2,240,000 shares.

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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” in this Annual Report on Form 10-K. Some of these principal risks include the following:

Risks Related to Our Business

●	There is no guarantee that our center-satellite model (as discussed in further detail below) will succeed.

●	We may not be able to successfully implement our growth strategy on a timely basis or at all. Additionally, new stores may place a greater burden on our existing resources and adversely affect our existing business.

●	The terms of our debt financing arrangements may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

●	There is no guarantee that our partnership with JD US will be successful.

●	Our new store base, or stores opened or acquired in the future may negatively impact our financial results in the short-term, and may not achieve sales and operating levels consistent with our mature store base on a timely basis or at all and may negatively impact our business and financial results.

●	Because we have entered into a significant number of related party transactions through the course of our routine business operations, there is a risk of conflicts of interest involving our management, and that such transactions may not reflect terms that would be available from unaffiliated third parties.

Risks Related to Our Industry

●	We face competition in our industry, and our failure to compete successfully may have an adverse effect on our profitability and operating results.

●	Our inability to maintain or improve levels of comparable store sales could cause our stock price to decline.

●	Economic conditions that impact consumer spending could materially affect our business.

●	Our inability to maintain or increase our operating margins could adversely affect the price of our Class A common stock.

●	We may be unable to protect or maintain our intellectual property, including HK Good Fortune, which could result in customer confusion and adversely affect our business.

●	Our success depends upon our ability to source and market new products to meet our high standards and customer preferences and our ability to offer our customers an aesthetically pleasing shopping environment.

●	Our stores rely heavily on sales of perishable products. Ordering errors or product supply disruptions may have an adverse effect on our profitability and operating results.

●	Products we sell could cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation.

●	We may experience negative effects to our reputation from real or perceived quality or health issues with our food products, which could have an adverse effect on our operating results.

●	The current geographic concentration of our stores creates an exposure to local economies, regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our financial condition and results of operations.

●	Energy costs are an increasingly significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability.

●	If we experience a data security breach and confidential customer information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business.

●	Disruption of any significant supplier relationship could negatively affect our business.

●	Our high level of fixed lease obligations could adversely affect our financial performance.

●	If we are unable to renew or replace current store leases or if we are unable to enter into leases for additional stores on favorable terms, or if one or more of our current leases is terminated prior to expiration of its stated term, and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

●	We have engaged, and are likely to continue to engage, in certain transactions with related parties. These transactions are not negotiated on an arms’ length basis.

●	Failure to sustain customer growth or failure to maintain customer relationships, could materially and adversely affect our business and operating results.

●	Failure to retain our senior management and other key personnel could negatively affect our business.

●	We will require significant additional capital to fund our expanding business, which may not be available to us on satisfactory terms or at all, and even if it is available, failure to use our capital efficiently could have an adverse effect on our profitability.

Risks Related to Regulatory Compliance and Legal Matters

●	Changes in and enforcement of immigration laws could increase our costs and adversely affect our ability to attract and retain qualified store-level employees.

●	Changes in U.S. trade policies could have a material adverse impact on our business.

●	We, as well as our vendors, are subject to numerous federal, and local laws and regulations. Our compliance with these laws and regulations, as they currently exist or as modified in the future, may increase our costs, limit or eliminate our ability to sell certain products, raise regulatory enforcement risks not present in the past, or otherwise adversely affect our business, results of operations and financial condition.

Risks Related to Ownership of Our Class A Common Stock

●	The market for our Class A common stock is new, and we cannot assure you that an active trading market will develop for our Class A common stock.

●	Future sales, or the perception of future sales, of our Class A common stock may depress the price of our Class A common stock.

●	We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

●	Our management has limited experience managing a public company and our current resources may not be sufficient to fulfill our public company obligations.

●	Our CEO, John Xu, has substantial control over us and has the ability to control the election of directors and other matters submitted to stockholders for approval, which limits your ability to influence corporate matters and may result in actions that you do not believe to be in our interests or your interests.

●	We do not intend to pay cash dividends on our Class A common stock and, as a result, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.

●	If securities or industry analysts do not publish or cease publishing research or reports about our business or our market, or if they adversely change their recommendations regarding our Class A common stock or if our operating results do not meet their expectations, our stock price and/or trading volume could decline.

●	Our future operating results may fluctuate significantly and our current operating results may not be a good indication of our future performance. Fluctuations in our quarterly financial results could affect our stock price in the future.

●	Sales, or the perception of sales, of shares of our Class A common stock in the public market could adversely affect the market price of our Class A common stock and our ability to raise additional equity capital.

●	If we are unable to continue to meet the Nasdaq Capital market rules for continued listing, our Class A common stock could be delisted.

●	An investment in our Company may involve tax implications, and you are encouraged to consult your own tax and other advisors, as neither we nor any related party is offering any tax assurances or guidance regarding our Company or your investment.

●	If we do not appropriately maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results and the market price of our securities may be adversely affected.

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, “we,” “us,” “our,” “Maison,” “the Company” or “our Company” refer to Maison Solutions Inc., a Delaware corporation, except where the context requires otherwise.

Our Company

We are a fast-growing, specialty grocery retailer offering traditional Asian food and merchandise to modern U.S. consumers, in particular to the members of Asian-American communities. We are committed to providing Asian fresh produce, meat, seafood, and other daily necessities in a manner that caters to traditional Asian-American family values and cultural norms, while also accounting for the new and faster-paced lifestyle of younger generations and the diverse communities in which we operate. To achieve this, we are developing a center-satellite stores network. Since our formation in July 2019, we have acquired equity interests in three traditional Asian supermarkets in Los Angeles, California and three traditional Asian supermarkets in the greater Phoenix and Tucson, Arizona metro areas. We have been operating these six supermarkets as center stores, which we define as a full service store, similar to a traditional supermarket or grocery store covering a metro area, but with its own storage space to be used as a warehouse to distribute products to the satellite stores. The center stores target traditional Asian-American family-oriented customers with a variety of meat, fresh produce and other merchandise, while additionally stocking items which appeal to the broader community. Our management’s deep cultural understanding of our consumers’ unique consumption habits drives the operation of these traditional supermarkets.

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

●	In July 2019, the Company acquired 91% of the equity interests in Maison San Gabriel and 85.25% of the equity interests in Maison Monrovia, each of which owns a HK Good Fortune Supermarket in San Gabriel, California and Monrovia, California, respectively.

●	In October 2019, the Company acquired 91.67% of the equity interests in Maison El Monte, which owns a Hong Kong Supermarket in El Monte, California. The Company shut down the Maison El Monte store in June 2025. The strategic decision to close Maison El Monte store is part of the Company’s ongoing commitment to improve its profitability and support sustainable growth.

●	In May 2021, the Company acquired 10% of the equity interests in Dai Cheong Trading Company, Inc. (“Dai Cheong”), a wholesale business which mainly supplies foods and groceries imported from Asia, which is 100% owned by Mr. John Xu. This transaction was treated as a related party transaction.

●	In December 2021, the Company acquired 10% of the equity interests in HKGF Market of Alhambra, Inc., a California corporation, and the owner of the Alhambra Store, California from Ms. Grace Xu, spouse of Mr. John Xu, our chief executive officer. This transaction was treated as a related party transaction.

●	On June 30, 2022, the Company acquired 100% of the equity interests of GF Supermarket of MP, Inc. from DNL Management Inc. (51% ownership) and Ms. Grace Xu (49% ownership), spouse of Mr. John Xu, our chief executive officer. This acquisition was treated as a related party transaction.

●	On April 8, 2024, AZLL, LLC, a wholly-owned subsidiary of the Company (“AZLL”), acquired 100% of the equity interests in Lee Lee Oriental Supermart, Inc. (“Lee Lee”), a three-store supermarket chain operating under the name Lee Lee International Supermarkets in the greater Phoenix and Tucson, Arizona metro areas.

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

Illustration of Center-Satellite Store Layout

Shopping Preference by Importance and Urgency

Our Products

Traditional Supermarkets/Center Stores

All of our traditional supermarkets offer perishable and non-perishable items. We put a significant focus on perishable product categories which include vegetables, seafood, fruit and meat. In fiscal years 2025 and 2024, our perishable product categories contributed approximately 50% and 54%, respectively, to our total net revenue in alignment with the space occupancy of perishables.

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

With respect to non-perishables, we have over 13,000 grocery products on our shelves ranging from cooking utensils, canned foods, Chinese and Asian seasonings and spices, to domestic and imported snacks. Many of our imported groceries are sourced from China, Thailand and Taiwan to meet the diverse demand of not only Chinese Americans but targeted customers originating from east and south-east Asia. In the fiscal years ended on April 30, 2025 and 2024, the non-perishable grocery category contributed approximately 48.40 and 45.97%, respectively, to our total net sales and realized a markup of 35.13% and 35.09%, on average, respectively.

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

For more information on the Lee Lee Acquisition, please see Note 10 — “Note Payable” and Note 19 — “Acquisition of subsidiary” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Our Vertical Supply and Distribution Chain

Our business model features a vertically integrated structure covering upstream supply and downstream retail supermarkets. In December 2021, we acquired a 10% equity interest in Dai Cheong, a wholesale business owned by our Chairman and Chief Executive Officer, John Xu, which mainly supplies foods and groceries imported from Asia. Dai Cheong was founded in 1979 and has been working with major suppliers in Asia for over 20 years and has extensive experience in sourcing products through a well-established sourcing system. To support its import trading business, Dai Cheong has an integrated ecosystem of import, customs clearance and wholesale services. Dai Cheong owns three warehouses and maintains a team of professionals selling more than 2,000 individual products. Dai Cheong primarily sells food products from all over Asia, including well-known Asian brands such as Garden (Hong Kong), Prima Taste (Singapore), Ng Fung (Mainland China), Royal Family (Taiwan), Gold Kili (Singapore), and other well-known Asian brands. Currently Dai Cheong supplies quality products to more than 2,000 ethnically diverse supermarkets and wholesalers in all 50 states. Our initial investment in Dai Cheong, and our plan to acquire the remaining equity interest, is the first step toward creating a vertically integrated supply-retail structure. Having an importer as a part of our portfolio allows us the opportunity to offer a wider variety of products and to reap the benefits of preferred wholesale pricing

We work with three primary suppliers. These primary suppliers accounted for approximately 19.0% and 48.0% of our total purchases in fiscal years 2025 and 2024, respectively. We also have established, long-term relationships with local and regional farms which grow Asian specialty vegetables and fruit and supply the most popular yet hard-to-source vegetables and fruits directly to our supermarkets. Working with our vendors, we are able to provide fresh seasonal vegetables and fruits. Produce, live seafood and groceries are delivered to our supermarkets on a daily basis from our farm partners and external vendors as directed by our in-house logistics system. With three retail supermarkets located in San Gabriel, Monrovia and Monterey Park, in the Los Angeles, California metropolitan area, and three retail supermarkets located in the Phoenix and Tucson, Arizona metro areas, we had over 3.8 million annual transactions in the year ended April 30, 2025. In addition, our initial investment in the Alhambra Store is a key factor in our goal to reach out to the younger community, and expand into a large market for young customers, including students.

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

Marketing and Advertising

We believe our unique offerings, competitive prices on popular produce, and word-of-mouth are major drivers of store sales. In addition to word-of-mouth, we advertise our brand using in-store tastings, in-store weekly promotion signage, cooking demonstrations and product sampling. We also promote our stores on our official website and an electronic newsletter, and/or inserts and sales flyers in local Chinese newspapers, magazines and local radio stations on a monthly or weekly basis. Our business is also marketed mainly on our official website, a third-party Mobile App “Freshdeals24”, and an applet integrated into WeChat. For the fiscal years ended April 30, 2025 and 2024, we recognized $79,360 and $208,000 for marketing and advertising expenses, respectively. Overall, we have utilized mixed marketing and advertising strategies to enhance our brand recognition, to regularly communicate with our target customers, and to strengthen our ability to market new and differentiated products.

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

Employees

As of April 30, 2025, we had approximately 378 employees. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, in Los Angeles, the minimum wage rose from $14 per hour from 2021 to $15.50 per hour in 2023 and increased to $16 per hour starting from January 1, 2024; in Arizona, the minimum wage was $13.85 per hour in 2023, and increased to $14.35 per hour starting from January 1, 2024. Our payroll and payroll tax expenses were $15.0 million and $7.4 million for the year ended April 30, 2025 and 2024, respectively.

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

Our Multi-Channel and Consumer Coverage

Partnership with JD.com

In April 2021, we entered into a series of agreements with JD E-commerce America Limited (“JD US”), the U.S. subsidiary of JD.com, Inc (“JD.com”), including the Collaboration Agreement and Intellectual Property License Agreement (each as further described below).

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

Our corporate headquarters are located in Monterey Park, California. Maison has six retail supermarkets in San Gabriel, California, Monrovia, California, Monterey Park, California, Chandler, Arizona, Peoria, Arizona and Tucson, Arizona.

We are a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or (the “Exchange Act”), and have elected to take advantage of certain aspects of the scaled disclosure available for smaller reporting companies.

Information About Our Executive Officers

Set forth below is information concerning our current executive officers and directors.

Name	Age	Position(s)
John Xu	48	President and Chief Executive Officer and Chairman of the Board
Alexandria M. Lopez	40	Chief Financial Officer and Director
Mark Willis	68	Director
Bin Wang	67	Director
Dr. Xiaoxia Zhang	55	Director
Tao Han	51	Chief Operating Officer

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

Tao Han has served as our Chief Operating Officer since October 2023. Since October 2020, Mr. Han has served as the general manager of our stores located in San Gabriel and Monrovia. Prior to 2020, Mr. Han has served various managerial positions in retail supermarkets for more than 10 years. From 2017 to 2020, Mr. Han was a marketing manager for Hema Fresh in Beijing. From 2011 to 2017, Mr. Han served as administrative manager of Yonghui Supermarket, a public retail company in China. From 2001 to 2011, he was the Head of Management of Iko-Yokato Beijing.

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

We are a borrower under certain bank loans and loans from the U.S. Small Business Administration (the “SBA”) in the aggregate amount of approximately $2.62 million as of April 30, 2025. These debt financing arrangements contain, and any additional debt financing we may incur would likely contain, covenants that restrict our ability to, among other things: grant liens; incur additional debt; pay dividends on our Class A common stock; redeem our Class A common stock; make certain investments; engage in certain merger, consolidation or asset sale transactions; entering into certain type of transactions with affiliates; pay subordinated debt; purchasing or carrying margin stock; make changes in nature of business; make certain dispositions; guarantee the debts of others; and form joint ventures or partnerships.

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

In April 2021, we entered into a series of agreements with JD US. Under these agreements, we and JD US agreed that JD US will assist us in upgrading our store management system and improving our product inventory with JD.com’s first tier product sourcing capacity in China. We also expect to benefit from JD.com’s brand name by co-branding our new stores. However, our partnership with JD US is at a very early stage and our success will depend on the long term cooperation with JD US. There is no guarantee that JD US will not terminate its cooperation with us before our business cooperation comes to fruition and there is no guarantee that our business cooperation will come to a successful fruition. Pursuant to our Collaboration Agreement with JD US, either party may terminate the Collaboration Agreement by giving notice in writing to the other party if the other party commits a material breach of agreement or the other party suffers an Insolvency Event (as defined in the Collaboration Agreement).

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

Food retail is a competitive industry. Our competition varies and includes national, regional and local conventional supermarkets, national superstores, alternative food retailers, natural foods stores, smaller specialty stores, farmers’ markets, supercenters, online retailers, mass or discount retailers and membership warehouse clubs. Our principal competitors include 99 Ranch Market and H Mart for traditional supermarkets and Weee! for online groceries. Each of these stores competes with us on the basis of product selection, product quality, customer service, price, store format, and location, or a combination of these factors. In addition, some competitors are aggressively expanding their number of stores or their product offerings. Many of these competitors may have been in business longer or may have more experience operating multiple store locations or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies or competitors open stores within close proximity to one of our stores, our results of operations may be negatively impacted through a loss of sales, decrease in market share, reduction in margin from competitive price changes or greater operating costs. In addition, other established food retailers could enter our markets, increasing competition for market share.

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

We have a significant focus on perishable products. Sales of perishable products accounted for approximately 51.4% and 54.0% of our total sales in fiscal years 2025 and 2024, respectively. We rely on various suppliers and vendors to provide and deliver our perishable product inventory on a continuous basis. We could suffer significant product inventory losses in the event of the loss of a major supplier or vendor, disruptions of our distribution network, extended power outages, natural disasters such as floods, droughts, frosts, earthquakes, hurricanes and pestilences or other catastrophic occurrences. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of, or increase the price of, fresh produce. We have implemented certain systems to ensure our ordering is in line with demand. We cannot assure you, however, that our ordering system will always work efficiently, in particular in connection with the opening of new stores, which have no, or a limited, ordering history. If we were to over-order, which could result in inventory losses, or otherwise were not able to maintain inventory suitable for our business needs, it would materially and negatively impact our operating results.

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

We currently rely on a relatively small number of vendors to provide us with the majority of our inventory, with three of our vendors providing approximately 40% of our total inventory in the year ended April 30, 2025 and three of our vendors providing approximately 34% of our total inventory in the year ended April 30, 2024. These third-party vendors are not our employees, and except for remedies available to us under our agreements with such third-party, we have limited ability to control the amount or timing of resources that any such third-party will devote to manufacturing our supplies. If these third-party vendors do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our inventory may not be sufficient to meet the needs of our customers and we may lose revenue. The third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors. We often use vendors selectively for quality and cost reasons. Significant price increases, or disruptions in the ability to obtain inventory from existing vendors, may force us to increase our prices (which we may be unable to do) or reduce our margins, which would force us to use alternative vendors. As such, our reliance on relatively few vendors could have an adverse effect on our business, results of operations, financial condition and prospects.

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

The Company, its directors, and certain officers are currently subject to certain litigation, including securities class actions and shareholder derivative actions, as further described in Note 18 — “Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In the future, especially following periods of volatility in the market price of our shares, additional purported class action or derivative complaints may be filed against us. The outcome of any pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

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

As of April 30, 2025, there were 17,450,476 shares of Class A common stock issued and outstanding. The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

We and our independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting in connection with the audited consolidated financial statements for the years ended April 30, 2025 and 2024. The material weaknesses identified relate to (i) insufficient full-time employees with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP and address complex accounting issues under U.S. GAAP; (ii) the lack of timely related party transaction monitoring and the failure to keep a related party list and keep records of related party transactions on a regular basis; (iii) the failure to keep an up-to-date perpetual inventory control system or timely perform company-wide inventory count at or near its fiscal year-end date. Specifically, maintaining records for inbound warehouse purchases or have specialized personnel to scan goods into the warehouse on a timely basis; (iv) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned; ;(v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management; and (vi) accounting personnel have the ability in the accounting system to prepare, review, and post the same accounting journal entry.

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

While the economic rights of our common stock are the same, the Class A common stock has one (1) vote per share, while Class B common stock has ten (10) votes per share. As of April 30, 2025, our Class B common stockholders represent approximately 56.2% of our voting power. Given the 10:1 voting ratio, even a significant issuance of Class A common stock and/or a transaction involving Class A common stock as consideration, may not impact Mr. Xu’s significant majority voting position in us.

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

Governance

Our Board of Directors, which also oversees our general risk management, has specific oversight responsibility for cybersecurity. The Board of Directors reviews and discusses with management our policies, practices and risks related to information security and cybersecurity. Our chief financial officer has primary responsibility for assessing, monitoring and managing cybersecurity risks. Our chief financial officer provides an update to the Board of Directors on any risks related to cybersecurity on a quarterly basis. Our incident response plan includes notifying the Board of Directors of any material threats or incidents that arise.

ITEM 2. PROPERTIES

The Company leases its current executive office, which is located at 127 N. Garfield Avenue, Monterey Park, California 91732, which is also the location of the Maison Monterey Park store. All of our retail supermarkets lease operating space from various third parties with which we maintain long-term leases.

The list below details the information related to our leases:

Store Name	Location	Gross Sq. Ft.	Lease End Date (including all renewal options)
Good Fortune Supermarket of San Gabriel, LP	137 S. San Gabriel Blvd., San Gabriel, CA, 91776	25,638	11/30/2030
Good Fortune Supermarket of Monrovia, LP	935 W. Duarte Road, Monrovia, CA, 91016	25,320	8/31/2055
GF Supermarket of MP, Inc. (Acquisition on 6/30/2022)	127 N. Garfield Avenue, Monterey Park, CA 91732	31,716	5/1/2028
Lee Lee – Peoria Store	7575 W. Cactus Road, Peoria, AZ 85381	60,080	1/31/2044
Lee Lee – Chandler Store	2025 N. Dobson Road, Chandler, AZ 85224	52,224	2/8/2049
Lee Lee – Tucson Store	1990 Orange Grove Road, Tucson, AZ 85704	51,422	12/31/2050

We believe that our facilities are sufficient for our current needs and operations. For more information on the Company’s leases, please refer to Note 13 — “Leases” in the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found in Note 18 — “Commitments and Contingencies” to the consolidated financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the Nasdaq Stock Market LLC under the trading symbol “MSS.”

Stockholders

As of August 12, 2025, we had six stockholders of record of our Class A common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended April 30, 2025 other than those transactions previously reported to the SEC on our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its outstanding shares of Class A common stock during the fourth quarter of the fiscal year ended April 30, 2025.

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

On June 7, 2025, Maison EL Monte, Inc. entered into a lease termination agreement the lessor, pursuant to the agreement, the lessee Maison El Monte agreed to pay the lessor a total sum of One Hundred Thousand Dollars ($100,000) as consideration for the lessor’s agreement to terminate the lease and release the lessee from all obligations and liabilities under the lease, including, but not limited to, any outstanding rent. The Company closed Maison El Monte store accordingly. The strategic decision to close Maison El Monte store is part of the Company’s ongoing commitment to improve its profitability and support sustainable growth.

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

Key Factors that Affect Operating Results

Inflation

The inflation rate for the United States was 2.3% for the year ended April 30, 2025, 3.4% for the year ended April 30, 2024 according to Bureau of Labor Statistics. Inflation increased our purchase costs, occupancy costs, and payroll costs.

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

Payroll

As of April 30, 2025, we had approximately 378 employees including employees from our newly acquired subsidiary, Lee Lee, which is based in the State of Arizona. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, in California, the minimum wage was $15.50 per hour in 2023 and increased to $16.50 per hour starting from January 1, 2025; in Arizona, the minimum wage was $13.85 per hour in 2023, and increased to $14.35 per hour starting from January 1, 2024. Our payroll and payroll tax expenses were $15.0 million and $7.4 million for the years ended April 30, 2025 and 2024, respectively.

Vendor and Supply Management

Maison believes that a centralized and efficient vendor and supply management system is the key to profitability. Maison has major vendors, including Lawrence Wholesale, BRC International Inc, XHJC Holding Inc, K.C. Produce and GF Distribution, Inc. For the year ended April 30, 2025, these five suppliers accounted for 11%, 7%, 7%, 5%, and 4% of the Company’s total purchases, respectively. For the year ended April 30, 2024, three suppliers accounted for 26%, 15% and 7% of the Company’s total purchases, respectively. Maison believes that its centralized vendor management enhances its negotiating power and improves its ability to manage vendor payables.

Store Maintenance and Renovation

From time to time, Maison conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline in customer volume. Significant maintenance or renovation would affect our operations and operating results. Meanwhile, improving the store environment can also attract more customers and lead to an increase in sales. Maison focused on improving and renovating our stores for the years ended April 30, 2025 and 2024. We spent $0.86 million (including $0.48 million for Lee Lee) for the year ended April 30, 2025 for repairs and maintenance and supermarket renovation, an increase of $0.66 million compared to $0.20 for the year ended April 30, 2024 mainly due to the acquisition of our new subsidiary Lee Lee.

Going Concern

As reflected in the accompanying consolidated financial statements for the year ended April 30, 2025, the Company had a net income of $1,169,273. However, the Company had an accumulated deficit of approximately $1.65 million and negative working capital of $9.82 million as of April 30, 2025. The Company also needs approximately $5.64 million cash to repay Lee Lee’s acquisition price by May 2026, the acquisition was completed on April 8, 2024. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The Company plans to increase its revenue by strengthening its sales force, providing attractive sales incentive programs, recruiting experienced industry-related managerial personnel, increasing marketing and promotion activities, seeking suppliers with competitive price and good quality products, opening or acquiring additional specialty supermarkets in the locations that have less-competition. If deemed necessary, management could also seek to raise additional funds by way of admitting strategic investors, or private or public offerings, or by seeking to obtain loans from banks or others, to support the Company’s daily operation. While management of the Company believes in the viability of its strategy to generate sufficient revenues and its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. If the Company is unable to raise additional funding to meet its working capital needs in the future, it may be forced to delay, reduce or cease its operations.

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

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on historical data and management’s estimates and provided a reserve for inventory shrinkage for the fiscal years ended April 30, 2025 and 2024. The Company provided a reserve (reversal) for inventory shrinkage of $276,900 and $(5,961) for the years ended April 30, 2025 and 2024, respectively .

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

The Company’s contract liability related to gift cards was $701,929 and $965,696 as of April 30, 2025 and 2024, respectively.

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

Cost of revenue includes the purchase price of consumer products, inbound and outbound shipping costs, including costs related to our sorting and delivery center, and where we are the transportation service provider. Shipping costs to receive products from our suppliers are included in our inventory and recognized in cost of revenues upon sale of products to our customers.

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

Results of Operations for the Years Ended April 30, 2025 and 2024

	Years Ended April 30,
	2025	2024	Change	Percentage Change increase (decrease)
Net revenues	$124,217,480	$58,043,161	$66,174,319	114.0%
Cost of revenues	97,874,929	46,422,064	51,452,865	110.8%
Gross profit	26,342,551	11,621,097	14,721,454	126.7%
Operating expenses
Selling expenses	19,718,836	10,155,828	9,563,008	94.2%
General and administrative expenses	7,888,721	4,169,275	3,719,446	89.2%
Total operating expenses	27,607,557	14,325,103	13,282,454	92.7%
Loss from operations	(1,265,006)	(2,704,006)	1,439,000	53.2%
Other income (expenses), net	3,527,799	(118,201)	3,646,000	3,084.6%
Interest expense, net	(1,167,895)	(124,260)	1,043,635	839.9%
Income (loss) before income taxes	1,094,898	(2,946,467)	4,041,365	137.2%
Income tax provisions	173,989	440,562	(266,573)	(60.5)%
Net income (loss) before noncontrolling interests	920,909	(3,387,029)	4,307,938	127.2%
Net loss attributable to noncontrolling interests	(248,364)	(46,823)	(201,541)	(430.4)%
Net income (loss) attributable to Maison Solutions Inc.	$1,169,273	$(3,340,206)	$4,509,479	135.0%

Revenues

	Years Ended April 30,
	2025	2024	Change	Percentage Change
Perishables	$63,789,150	$31,358,590	$32,430,560	103.4%
Non-perishables	60,428,330	26,684,571	33,743,759	126.5%
Net revenue	$124,217,480	$58,043,161	$66,174,319	114.0%

Our net revenues were approximately $124.2 million for the year ended April 30, 2025, an increase of approximately $66.2 million or 114.0%, from approximately $58.0 million for the year ended April 30, 2024. The increase in net revenues was driven by the inclusion of revenues from our newly acquired subsidiary, Lee Lee (acquired in April 2024), of $78.2 million, which was partly offset by decreased sales of Maison Monterey Park by $2.3 million, decreased sales of Maison San Gabriel by $2.9 million, decreased sales of Maison Monrovia by $1.5 million and decreased sales of Maison El Monte by $0.6 million, as compared to the year ended April 30, 2024. Our four California-based supermarkets contributed $46.1 million in revenue during the year ended April 30, 2025, a decrease of approximately $7.3 million, as compared to the year ended April 30, 2024. The $7.3 million decrease was mainly due to high competition from nearby Asian supermarkets as there are too many supermarkets including Asia supermarkets in the surrounding area of our stores.

Cost of Revenues

	Years Ended April 30,
	2025	2024	Change	Percentage Change
Total cost of revenues	$97,874,929	$46,422,064	$51,452,865	110.8%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut. The cost of revenues increased by $51.5 million, from $46.4 million for the year ended April 30, 2024, to approximately $97.9 million for the year ended April 30, 2025. The increase in cost of revenues was mainly from our newly acquired subsidiary, Lee Lee (acquired in April 2024), by $60.9 million, which was partly offset by decreased cost of revenues from our four California-based supermarkets by $5.8 million.

Gross Profit and Gross Margin

	Nine Months Ended January 31,
	2025	2024	Change	Percentage Change
Gross Profit	$26,342,551	$11,621,097	$14,721,454	126.7%
Gross Margin	21.3%	20.0%	-	1.3%

Gross profit was approximately $26.3 million and $11.6 million for the years ended April 30, 2025 and 2024, respectively. Gross margin was 21.3% and 20.0% for the year ended April 30, 2025 and 2024, respectively. Our supermarkets’ sales profit margins increased by 1.3% for the year ended April 30, 2025 compared to the year ended April 30, 2024. The increase in our gross profit was mainly due to the higher gross profit from our new acquired subsidiary Lee Lee.

Total Operating Expenses

	Years Ended April 30,
	2025	2024	Change	Percentage Change
Selling Expenses	$19,718,836	$10,155,828	$9,563,008	94.2%
General and Administrative Expenses	7,888,721	4,169,275	3,719,446	89.2%
Total Operating Expenses	$27,607,557	$14,325,103	$13,282,454	92.7%
Percentage of revenue	22.3%	24.7%		(2.3)%

Total operating expenses were approximately $27.6 million for the year ended April 30, 2025, an increase of approximately $13.3 million, compared to approximately $14.3 million for the year ended April 30, 2024. Total operating expenses as a percentage of revenues were 22.3% and 24.7% for the years ended April 30, 2025 and 2024, respectively. The increase in operating expenses was primarily attributable to the increase in selling expenses, which included the increase in payroll expense, utility expense, and merchant service charges as result of the acquisition of Lee Lee. Payroll expense increased by $7.6 million in the year ended April 30, 2025, as compared to the year ended April 30, 2024 due to the increase of hourly rate and increased number of employees due to the acquisition of Lee Lee. Utility expenses increased by $0.9 million in the year ended April 30, 2025, as compared to the year ended April 30, 2024. Merchant service charges increased by $1.1 million in the year ended April 30, 2025, as compared to the year ended April 30, 2024 due to increased sales from Lee Lee as describe above.

The increase in general and administrative expenses during the year ended April 30, 2025 was primarily due to increased office expenses of approximately $554,386, increased professional fees by $1.2 million, increased amortization expense by $390,681 due to the new trademark acquired through the acquisition of Lee Lee, increased insurance expense by $403,442, increased repair and maintenance expense by $648,967, and increased office expenses and supplies by $582,033.

Other Income (Expenses), Net

Other income were $3,527,799 for the year ended April 30, 2025 compared to other expense of $118,201 for the year ended April 30, 2024. For the year ended April 30, 2025, other income mainly consisted of 1) $2,600,000 income from sale of software license of two software systems (the smart shelf display and store design software and the supply chain management software) to four licensees for granting them the perpetual, non-exclusive and non-transferable license to utilize both software systems, 2) change in fair value of derivative liability of $801,988, 3) consulting income of $450,000 for providing other non-related supermarkets the comprehensive consulting services aiming at enhancing operational efficiency, optimizing resource allocation, and supporting overall business growth, and 4) other income of $191,551, other income was partly offset by investment loss of $515,740 ($474,965 investment loss from HKGF Arcadia and $40,775 from Alhambra Store). For the year ended April 30, 2024, other expenses mainly consisted of investment loss from equity method investment of $538,542, which was partly offset by $383,161 employee retention credit (“ERC”) received in 2024 and other income of $37,180.

Interest Income (Expense), Net

Interest expense was $1,167,895 for the year ended April 30, 2025, an increase of $1,043,635 from $124,260 for the year ended April 30, 2024. For the year ended April 30, 2025, the interest expense was for the SBA loans and note payable arising from the acquisition of Lee Lee. For the year ended April 30, 2024, the interest expense was for the SBA loans and the AFNB loans. The AFNB loans were repaid in full as of April 30, 2024.

Income Taxes Provisions

Income tax expense was $173,989 for the year ended April 30, 2025, a decrease of $266,573 from income taxes expense of $440,562 for the year ended April 30, 2024. The decrease in income tax expense was mainly due to the net loss from Maison parent company, decreased taxable income for Maison Monterey Park supermarket, and increased taxable loss for our other three California-based supermarkets.

Net Income (Loss)

Net income attributable to the Company was $1,169,273 for the year ended April 30, 2025, an increase of $4,509,479, or 135.0%, from a $3,340,206 net loss attributable to the Company for the year ended April 30, 2024. This was mainly attributable to the reasons discussed above, which included an increase in gross profit by $14,721,454 mainly from Lee Lee store, and increased other income by $3,623,198, which was partly offset by increased interest expenses by $1,043,635, and increased operating expenses by $13,282,454.

Liquidity and Capital Resources

Cash Flows for the Year Ended April 30, 2025 Compared to the Year Ended April 30, 2024

As of April 30, 2025, we had cash and cash equivalents of approximately $775,360. We had net income attributable to us of $1,169,273 for the year ended April 30, 2025, and had a working capital deficit of approximately $9.82 million as of April 30, 2025. As of April 30, 2025, the Company had outstanding loan facilities of approximately $2.62 million SBA loans, $5.64 million secured senior note payable due to the acquisition of Lee Lee, and $3.00 million convertible note payable.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. We have funded our working capital, operations and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, government grants, and bank loans. Cash is required to pay purchase costs for inventory, rental expenses, salaries, income taxes, other operating expenses and to repay debts. Our ability to repay our current expenses and obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail grocery industry, the expected collectability of our accounts receivable and the realization of the inventories as of April 30, 2025 and 2024. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control.

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

The following table summarizes our cash flow data for the years ended April 30, 2025 and 2024.

	Years Ended April 30,
	2025	2024 (Restate)
Net cash provided by (used in) operating activities	$4,756,130	$(3,503,146)
Net cash used in investing activities	(237,355)	(10,132,834)
Net cash (used in) provided by financing activities	(5,818,814)	13,140,512
Net change in cash and restricted cash	$(1,300,039)	$(495,468)

Operating Activities

Net cash provided by operating activities was approximately $4.8 million for the year ended April 30, 2025, which mainly comprised of net income of $920,909, add-back of non-cash adjustments to net income including depreciation and amortization expense of $1,035,485, inventory impairment of $276,900, bad debt expense of $29,493, amortization of OID and debt issuance cost of $55,417, and investment loss from 49% equity investee HKGF Arcadia store of $474,964 and investment loss from 10% cost investee HKGF Alhambra store of $40,775. In addition, for the year ended April 30, 2025, we had cash inflow from (i) decrease to other receivables and other current assets of $545,843, (ii) decrease to prepayments of $824,229, (iii) decrease of inventories of $770,431, (iv) increased outstanding accounts payable of $2,657,601 (including accounts payable from related parties of $65,767), (v) increased outstanding income tax payable of $218,890, (vi) increased operating lease liabilities of $513,802, and (vii) increased accrued expenses and other payables of $138,581.

However, our net cash provided by operating activities for the year ended April 30, 2025 was impacted by deducting non-cash adjustments from net income including change in fair value of derivative liability of $801,988 and change in deferred taxes by $88,346. In addition, for the year ended April 30, 2025, we had cash outflow from i) increased outstanding accounts receivable of $2,546,650, ii) increased accounts receivable from related parties of $42,753, and iii) increased payment for contract liabilities of $263,768.

Net cash used in operating activities was approximately $3.5 million for the year ended April 30, 2024, which mainly comprised of net loss of $3,387,029, add-back of non-cash adjustment to net loss including depreciation expense of $461,868, and investment loss from 49% equity investee HKGF Arcadia store of $538,542. In addition, for the year ended April 30, 2024, we had cash outflow from i) increased outstanding accounts receivable from related parties of $271,461, ii) increased prepayment to vendors of $1,716,468, iii) increased outstanding other receivables and other current assets of $474,943, iv) increased cash outflow on security deposit of $488,717, v) payment for accounts payable of $59,633, and vi) payment of income tax payable of $518,516.

However, our net cash used in operating activities for the year ended April 30, 2024 was partly offset by deducting non-cash adjustments from net loss for reversal of bad debt of $60,000 and reversal of inventory impairment of $5,961. In addition, for the year ended April 30, 2024, we had cash inflow from i) payment collected from accounts receivable of $203,481, ii) decrease of inventories of $914,356, iii) an increase of accounts payable to related parties of $106,725, iv) an increase of accrued expenses and other payables of $342,592, v) an increase of contract liabilities of $503,326, and vi) an increase of operating lease liabilities of $400,913.

Investing Activities

Net cash used in investing activities was $237,355 for the year ended April 30, 2025, which mainly consisted of store renovation and purchase of equipment of $175,355 and investment into HKGF Market of Arcadia, LLC of $62,000.

Net cash used in investing activities was approximately $10,132,834 for the year ended April 30, 2024, which mainly consisted of store renovation and purchase of equipment of $382,132, payment of intangible assets of $2,950,000, payment for investment into TMA Liquor Inc of $75,000, payment for 49% investment into Good Fortune Arcadia supermarket of $1,800,000, and payment for acquisition of subsidiary Lee Lee of $7,000,000, which was partly offset by cash acquired from acquisition of Lee-Lee of $2,074,298.

Financing Activities

Net cash used in financing activities was approximately $5,818,814 for the year ended April 30, 2025, which mainly consisted of repayment for a note payable arising from the acquisition of Lee Lee of $9,484,005, which was partially offset by increase of bank overdraft of $1,349,202 and proceeds from a convertible note of $2,335,000.

Net cash provided by financing activities was approximately $13,140,512 for the year ended April 30, 2024, which mainly consisted of net proceeds from issuance of common stock of approximately $13,313,892, bank overdraft of $97,445 and borrowing from related parties $250,000, which was partially offset by repayment on loans payable of $370,825 million, and repayment for a note payable of $150,000.

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

On June 15, 2020, Maison El Monte entered into a $150,000 Business Loan Agreement with the SBA at 3.75% annual interest rate and the maturity date on June 15, 2050. On January 6, 2022, Maison El Monte received an extra $350,000 loan from the SBA at 3.75% annual interest rate and the maturity date on June 15, 2050.

As of April 30, 2025 and 2024, the Company’s aggregate balance on the three SBA loans was $2,616,050 and $2,561,299, respectively.

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

As of April 30, 2025, the Company had an outstanding note payable of $5,642,060 to the sellers of Lee Lee. The Company is required to repay the full amount before May 11, 2026.

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

Convertible Note Payable

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

The Note Holder may exercise the Incremental Warrant, in whole or in part, in increments of up to $1,500,000, but subject to a minimum increment of $250,000, at any time prior to March 12, 2028. The Incremental Warrant also provides that the Company may request that the Holder exercise the Incremental Warrant if certain terms and conditions are satisfied as set forth in the Incremental Warrant. The aggregate exercise price to purchase the maximum aggregate principal amount of Additional Notes issuable under the Incremental Warrant is $5,947,500, which gives effect to an original issue discount of eight and a half percent (8.5%) for each such Additional Note issued upon the exercise of the Incremental Warrant. The Note Holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the ninetieth (90) Trading Day following the effective date of the initial Registration Statement (the “Initial Exercise Date”) and on or prior to 5:00 p.m. (New York City time) on March 12, 2028 (the “Termination Date”) but not thereafter, to subscribe for and purchase from Maison. The incremental warrant is contingent for exercise upon effectiveness of the initial registration statement, as of April 30, 2025, the initial registration statement was not effective yet and is under SEC review,  however, the Company expects it will meet the registration effectiveness deadline described below.

On March 12, 2025, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor pursuant to which the Company agreed to register the resale of the Conversion Shares issued or issuable upon conversion of the Initial Note and any Additional Notes. The Registration Rights Agreement requires, among other things, the Company to file an initial resale registration statement covering the Conversion Shares with the SEC within 30 calendar days after the Closing Date. The Company is obligated to use its best efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than the 60th calendar day following the Closing Date (the “Effectiveness Deadline”). However, in the event the Company is notified by SEC that the registration statement will not be reviewed or is no longer subject to further review and comments, the Effectiveness Deadline will be accelerated to the fifth business day following the date on which the Company is so notified if such date precedes the initial Effectiveness Deadline. In the event the registration statement is subject to a full SEC review, or the Company is required to update the financial statements therein, which causes the registration statement not to be declared effective by the Effectiveness Deadline, the Effectiveness Deadline will automatically be deemed to be extended for so long as necessary, provided that the Company is using its best efforts to promptly respond to and satisfy the requests of the SEC. During any such period, the Company will not be in default of satisfying the Effectiveness Deadline.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of January 31, 2025:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	Thereafter
Senior secured note payable	$5,642,060	$4,887,094	$754,966	$—	$—
SBA loans	2,616,050	62,212	124,424	124,424	2,304,990
Convertible note payable	3,000,000	—	3,000,000	—	—
Operating lease obligations and others *	38,648,721	3,471,193	7,009,955	5,431,238	22,736,335
	$49,906,831	$8,420,499	$10,889,345	$5,555,662	$25,041,325

*	exclude the lease of Maison El Monte as a result of the lease early termination on June 7, 2025

Contingencies

The Company is otherwise periodically involved in various legal proceedings that are incidental to the conduct of its business, including, but not limited to, employment discrimination claims, customer injury claims, and investigations. When the potential liability from a matter can be estimated and the loss is considered probable, the Company records the estimated loss. Due to uncertainties related to the resolution of lawsuits, investigations, and claims, the ultimate outcome may differ from the estimates. Although the Company cannot predict with certainty the ultimate resolution of any lawsuits, investigations, and claims asserted against it, management does not believe any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its financial statements. Additional information regarding our legal proceedings can be found in Note 18 — “Commitments and Contingencies” to the consolidated financial Statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

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

On September 8, 2023, a complaint was filed by former employee against Maison San Gabriel for wrongful termination and labor law violation. Maison San Gabriel filed a general denial in November 2023. Status conference is scheduled for July 1, 2025, and final status conference is scheduled for February 26, 2026. Trial is scheduled for March 9, 2026. In the complaint, the plaintiff’s counsel asked for a range of $300,000 to $3,000,000. On August 4, 2025, both parties reached a confidential settlement agreement and release, the Company agreed to pay $25,000 to plaintiff in exchange for plaintiff’s release of all claims.

On September 3, 2024, a claim was filed against Maison El Monte alleging violations of the Unruh Civil Rights Act and the California Disabled Persons Act for building not having adequate access for disabilities. The case Management Conference is scheduled for January 30, 2025. On April 8, 2025, both parties reached a confidential settlement agreement and release of claims, and the Company agreed to pay $6,000 to settle the case.

On October 17, 2024, a complaint was filed against HKGF Alhambra, HKGF Arcadia, Maison El Monte, Maison San Gabriel, Maison Monrovia, Maison Monterey Park and Tion Hin for unpaid invoices of seafood purchase for $115,388.39. The case management conference is scheduled for August 4, 2025. The management is not able to estimate the outcome of the case due to early stage of the case.

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

MAISON SOLUTIONS INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Maison Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Maison Solutions Inc. (the “Company”) as of April 30, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended April 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has a negative working capital of approximately $9.8 million and accumulated deficit of approximately $1.6 million as of year ended April 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 to the financial statements, the Company restated its 2024 consolidated financial statements to correct an error in acquisition accounting. Our opinion is not modified with respect to this matter.

/s/ Kreit & Chiu CPA LLP

We have served as the Company's auditor since 2022.

Los Angeles, California

August 14, 2024

PCAOB Firm ID: 6651

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of April 30, 2025	As of April 30, 2024 (Restated)
ASSETS

CURRENT ASSETS
Cash	$775,360	$2,074,298
Accounts receivable	2,658,524	111,874
Accounts receivable - related parties	472,907	459,647
Inventories, net	5,754,924	6,802,255
Prepayments	2,439,482	3,263,711
Other receivables and other current assets	694,943	1,240,786
Other receivables - related parties	128,995	33,995
Total current assets	12,925,135	13,986,566

NON-CURRENT ASSETS
Restricted cash	-	1,101
Property and equipment, net	2,033,932	2,334,963
Intangible assets, net	7,419,812	7,978,911
Security deposits	956,008	946,208
Investment under cost method	75,000	75,000
Investment under cost method - related parties	162,665	203,440
Investment under equity method	848,493	1,261,458
Operating lease right-of-use assets, net	38,058,995	40,726,647
Goodwill	14,882,849	14,882,849.00
Total non-current assets	64,437,754	68,410,577

TOTAL ASSETS	$77,362,889	$82,397,143

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$1,446,647	$97,445
Accounts payable	7,986,255	5,394,423
Accounts payable - related parties	536,373	470,605
Accrued expenses and other payables	1,765,663	1,627,082
Other payables - related parties	512,824	491,586
Income tax payable	661,408	442,518
Contract liabilities	701,929	965,696
Operating lease liabilities, current	4,186,193	4,088,678
Loan payable, current	62,212	65,098
Notes payable, current	4,887,094	15,126,065
Total current liabilities	22,746,598	28,769,196

NON-CURRENT LIABILITIES
Long-term loan payable	2,553,838	2,496,201
Security deposit from sub-tenants	131,228	125,114
Operating lease liabilities, non-current	36,763,887	39,015,252
Notes payable, non-current	754,966
Convertible notes payable, net of unamortized OID and debt issuance costs of $609,583	584,199	-
Derivative liability	1,004,230	-
Deferred tax liability, net	1,183,914	1,272,260
Total non-current liabilities	42,976,262	42,908,827

TOTAL LIABILITIES	65,722,860	71,678,023

Commitment and contingencies (Note 18)

STOCKHOLDER’S EQUITY
Class A Common stock, $0.0001 par value, 97,000,000 shares authorized; 17,450,476 shares issued and outstanding as of April 30,2025 and 2024, respectively	1,745	1,745
Class B Common stock, $0.0001 par value, 3,000,000 shares authorized; 2,240,000 shares issued and outstanding	224	224
Additional paid in capital	13,313,523	13,313,523
Accumulated deficit	(1,648,223)	(2,817,495)

Total Maison Solutions, Inc. stockholders’ equity	11,667,269	10,497,997

Noncontrolling interest	(27,240)	221,123

Total stockholders’ equity	11,640,029	10,719,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,362,889	$82,397,143

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2025	2024

Revenue	$124,217,480	$58,043,161

Cost of goods sold	97,874,929	46,422,064

Gross profit	26,342,551	11,621,097

Operating expenses
Selling expenses	19,718,836	10,155,828
General and administrative expenses	7,888,721	4,169,275

Total operating expenses	27,607,557	14,325,103

Loss from operations	(1,265,006)	(2,704,006)

Non-operating income (expenses)
Interest expense, net	(1,167,895)	(124,260)
Investment loss	(515,740)	(538,542)
Income from sell of software license	2,600,000	-
Change in fair value of derivative liability	801,988	-
Other income, net	641,551	420,341

Non-operating income (expenses), net	2,359,904	(242,461)

Income (loss) before income taxes	1,094,898	(2,946,467)

Income tax expenses	173,989	440,562

Net income (loss) before noncontrolling interest	920,909	(3,387,029)

Less: net loss attributable to noncontrolling interests	(248,364)	(46,823)

Net income (loss) attributable to Maison Solutions, Inc.	$1,169,273	$(3,340,206)

Net income (loss) per share attributable to Maison Solutions, Inc.
Basic	$0.07	$(0.19)
Diluted	$0.07	$(0.19)
Weighted average number of common stock outstanding - basic	17,450,476	17,913,869
Weighted average number of common stock outstanding - diluted	17,748,272	17,913,869

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A		Class B		Additional	Retained Earnings		Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Interests	Equity
Balance at April 30, 2023	13,760,000	$1,376	2,240,000	$224	$-	$522,710	$267,947	$792,257
Net loss	-	-	-	-	-	(3,340,206)	(46,823)	(3,387,029)
Issuance of common stock	3,690,476	369	-	-	13,313,523	-	-	13,313,892
Balance at April 30, 2024	17,450,476	1,745	2,240,000	224	13,313,523	(2,817,496)	221,124	10,719,120
Net income	-	-	-	-	-	1,169,273	(248,364)	920,909
Balance at April 30, 2025	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(1,648,223)	$(27,240)	$11,640,029

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2025	2024 (Restated)
Cash flows from operating activities
Net income (loss) before noncontrolling interest	$920,909	$(3,387,029)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,035,485	461,868
Inventory impairment (reversal)	276,900	(5,961)
Bad debt expense (reversal)	29,493	(60,000)
Investment loss	515,740	538,542
Amortization of OID and debt issuance cost of convertible note	55,417	-
Change in fair value of derivative liability	(801,988)	-
Changes in deferred taxes	(88,346)	(11,698)
Changes in operating assets and liabilities:
Accounts receivable	(2,546,650)	203,481
Accounts receivable - related parties	(42,753)	(271,461)
Inventories	770,431	914,356
Prepayments	824,229	(1,716,468)
Other receivables and other current assets	545,843	(474,943)
Security deposits	(9,800)	(488,717)
Accounts payable	2,591,834	(59,633)
Accounts payable - related parties	65,767	106,725
Accrued expenses and other payables	138,581	342,592
Income tax payable	218,890	(518,516)
Contract liabilities	(263,768)	503,326
Operating lease liabilities	513,802	400,913
Other long-term payables	6,114	19,477
Net cash provided by (used in) operating activities	4,756,130	(3,503,146)

Cash flows from investing activities
Payment for equipment purchase	(175,355)	(382,132)
Payment for acquisition of subsidiaries	-	(7,000,000)
Payment of intangible assets purchase	-	(2,950,000)
Cash acquired from acquisition of Lee Lee	-	2,074,298
Investment into TMA Liquor Inc	-	(75,000)
Investment into HKGF Market of Arcadia, LLC	(62,000)	(1,800,000)
Net cash used in investing activities	(237,355)	(10,132,834)

Cash flows from financing activities
Bank overdraft	1,349,202	97,445
Borrowing from related parties	75,989	250,000
Loan to related party	(95,000)	-
Proceeds from convertible note	2,335,000	-
Repayment of loan payable	-	(370,825)
Repayment of notes payable	-	(150,000)
Repayment of notes payable arising from acquisition of Lee Lee	(9,484,005)	-
Net proceeds from issuance of common stock	-	13,313,892
Net cash provided by (used in) financing activities	(5,818,814)	13,140,512

Net changes in cash and restricted cash	(1,300,039)	(495,468)
Cash and restricted cash at the beginning of the year	2,075,399	2,570,867
Cash and restricted cash at the end of the year	$775,360	$2,075,399

Supplemental disclosure of cash and restricted cash
Cash	775,360	$2,074,298
Restricted cash	-	1,101
Total cash and restricted cash	$775,360	$2,075,399

Supplemental disclosure of cash flow information
Cash paid for interest	$1,032,962	$104,451
Cash paid for income taxes	$116,369	$973,656

Supplemental disclosure of non-cash investing and financing activities
Increase of right-of-use assets and lease liabilities	$-	$10,196
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025 AND 2024

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

●	In July 2019, the Company purchased 91% of the equity interests in Good Fortune Supermarket San Gabriel, LP (“Maison San Gabriel”) and 85.25% of the equity interests in Good Fortune Supermarket of Monrovia, LP (“Maison Monrovia”), each of which owns a Good Fortune Supermarket.

●	In October 2019, the Company purchased 91.67% of the equity interests in Super HK of El Monte, Inc. (“Maison El Monte”), which owns a Hong Kong Supermarket. The Company shut down the Maison El Monte store in June 2025. The strategic decision to close Maison El Monte store is part of the Company’s ongoing commitment to improve its profitability and support sustainable growth

●	On June 30, 2022, the Company purchased 100% equity interest in GF Supermarket of MP, Inc. (“Maison Monterey Park”), the legal entity holding a supermarket in Monterey Park.

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

2. Summary of significant accounting policies

Going Concern

As reflected in the accompanying consolidated financial statements, for the year ended April 30, 2025, the Company had a net income of $1,169,273, respectively. However, the Company had an accumulated deficit of approximately $1.65 million and negative working capital of $9.82 million as of April 30, 2025. The Company also need approximately $5.64 million cash to repay Lee Lee’s acquisition price by May 2026, the acquisition was completed on April 8, 2024. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The Company plans to increase its revenue by strengthening its sales force, providing attractive sales incentive programs, recruiting experienced industry-related managerial personnel, increasing marketing and promotion activities, seeking suppliers with competitive price and good quality products, opening or acquiring additional specialty supermarkets in the locations that have less-competition. If deemed necessary, management could also seek to raise additional funds by way of admitting strategic investors, or private or public offerings, or by seeking to obtain loans from banks or others, to support the Company’s daily operation. While management of the Company believes in the viability of its strategy to generate sufficient revenues and its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern depends upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations. If the Company is unable to raise additional funding to meet its working capital needs in the future, it may be forced to delay, reduce or cease its operations.

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

As of April 30, 2025 and 2024, the Company had NCIs of $(27,240) and $221,123, respectively, which represent 9% of the equity interest of Maison San Gabriel, 14.75% of the equity interest of Maison Monrovia and 8.33% of the equity interest of Maison El Monte. For the years ended April 30, 2025 and 2024, the Company had net loss of $248,364 and $46,823 respectively, that were attributable to NCIs.

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

Cash and cash equivalents

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of April 30, 2025 and 2024, cash balances held in the banks, exceeding the standard insurance amount, are $91,692 and $862,613, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

Restricted cash

Restricted cash is an amount of cash deposited with banks in conjunction with borrowings from banks. Restriction on the use of such cash and the interest earned thereon is imposed by the banks and remains effective throughout the terms of the bank borrowings and notes payable. Restricted cash is classified as non-current assets on the Company’s consolidated balance sheets, as all the balances are not expected to be released to cash within the next 12 months. As of April 30, 2025 and 2024, the Company had restricted cash of $nil and $1,101, respectively.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of April 30, 2025 and 2024, there was no allowance for credit losses.

Accounts receivable — related parties

Accounts receivable consists primarily of receivables from related parties on 30-day credit terms and are presented net of an allowance for estimated uncollectible amounts. The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the accounts receivable is written off against the allowance. As of April 30, 2025 and 2024, the allowance for credit losses was $29,493 and $nil, respectively.

Prepayments

Prepayments are mainly comprised of cash deposited and advanced to suppliers for future inventory purchases and services to be performed. This amount is refundable and bears no interest. For any prepayments that management determines will not be in receipts of inventories, services, or refundable, the Company recognizes an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of April 30, 2025 and 2024, the Company had made prepayments to its vendors of $2,439,482 and $3,263,711, respectively. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary.

Other receivables and other current assets

Other receivables and other current assets primarily include non-interest-bearing loans of the other business entities, mainly the Company’s major vendors. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Management reviews the composition of other receivables and analyzes historical bad debts, and current economic trends to evaluate the adequacy of the reserves. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of April 30, 2025 and 2024, the Company did not have any bad debt allowance for other receivables.

Inventories, net

Inventories consisting of finished goods and products available for sale are primarily accounted for using the first-in, first-out method. Merchandise inventories are valued at the lower of cost or net realizable value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, liquidations, and expected recoverable values of each disposition category. The Company recorded inventory shrinkage based on the historical data and management’s estimates and provides a reserve for inventory shrinkage for the years ended April 30, 2025 and 2024. The Company provided a reserve (reversal) for inventory shrinkage of $276,900 and $(5,961) for the years ended April 30, 2025 and 2024.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the years ended April 30, 2025 and 2024.

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

In May 2021, the Company purchased a 10% equity interest in Dai Cheong Trading Company Inc. (“Dai Cheong”), a grocery trading company, for $162,665 from DC Holding CA, Inc. DC Holding CA, Inc. is 100% owned by John Xu, the Chief Executive Officer, Chairman and President of the Company. See Note 13 — “Related party balances and transactions”.

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc. (“HKGF Alhambra”), the legal entity holding the store for $40,775 from Ms. Grace Xu, the sole shareholder of HKGF Market of Alhambra, Inc. and a related party as the spouse of Mr. John Xu, the Chief Executive Officer, Chairman and President of the Company. See Note 13 — “Related party balances and transactions”. HKGF Alhambra was temporarily shut down at the end of September 2024 as a result of a strategic operating decision by its management but was later reopened on December 15, 2024. Accordingly, the Company recorded an investment loss of $40,775 during the year ended April 30, 2025.

Effective on December 14, 2023, the Company purchased 10% equity interest in TMA Liquor Inc. (“TMA”), a liquor wholesale company, for $100,000. The Company paid $75,000 as of April 30, 2025.

Equity method investment

During the year ended April 30, 2024, the Company invested $1,800,000 for 49% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). See Note 7 — “Equity method investment”. The Company has determined that HKGF Arcadia is not a variable interest entity (“VIE”) and has evaluated its consolidation analysis under the voting interest model with the facts that the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly; the Management team of HKGF Arcadia was appointed by the 51% shareholder despite Maison and the 51% shareholder each appointed one director to the Board of Directors of HKGF Arcadia, the Company concluded that it should account for its investment in HKGF Arcadia under the equity method of accounting. Under this method, the investor (“Maison”) recognizes its share of the profits and losses of the investee (“HKGF Arcadia”) in the periods when these profits and losses are also reflected in the accounts of the investee. Any profit or loss recognized by the investor appears in its income statement, any recognized profit increases the investment recorded by the investor, while a recognized loss decreases the investment.

Investment in equity securities is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period sufficient to allow for any anticipated recovery in fair value. No event had occurred and indicated that other-than-temporary impairment existed and therefore the Company did not record any impairment charges for its investments for the years ended April 30, 2025 and 2024.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). The Company did not record any impairment loss during the years ended April 30, 2025 and 2024.

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

Derivative liability

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities.

The Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions as disclosed in Note 11 containing certain conversion features that have resulted in the instruments being deemed derivatives. The Company evaluates such derivative instruments to properly classify such instruments within equity or as liabilities in the financial statements.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liability is remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on the consolidated statement of operations. The Company had derivative liability of $1,004,230 as of April 30, 2025.

Fair value of financial instruments

The Company’s financial instruments include in current assets and current liabilities are reported in the consolidated balance sheets at cost, which approximate fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. Fair value measurements of nonfinancial assets and non-financial liabilities are primarily used in the impairment analysis of intangible assets and long-lived assets.

The Company applies the fair value measurement accounting standard in accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” whenever other accounting pronouncements require or permit fair value measurements. Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are required to be disclosed by level within the following fair value hierarchy:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. As of April 30, 2025, the Company has level 2 fair value calculations on derivative liability.

Level 3 – Inputs lack observable market data to corroborate management’s estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

When determining fair value, whenever possible the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available.

The following is the change in derivative liability for the year ended April 30, 2025:

Balance, May 1, 2024	$—
Issuance of new derivative liability	1,806,218
Conversions	—
Change in fair market value of derivative liability	(801,988)
Balance, April 30, 2025	$1,004,230

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

The Company sells Company gift cards to customers. There are no administrative fees on unused gift cards, and the gift cards do not have an expiration date. Gift card sales are recorded as contract liability when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company’s gift card breakage rate is based upon historical redemption patterns, and it recognizes breakage revenue utilizing the redemption recognition method. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift card been redeemed. The Company’s contract liability related to gift cards was $701,929 and $965,696 as of April 30, 2025 and 2024, respectively.

The following table summarizes disaggregated revenue from contracts with customers by product group: perishable and non-perishable goods. Perishable product categories include meat, seafood, vegetables, and fruit. Non-perishable product categories include grocery, liquor, cigarettes, lottery, newspaper, reusable bag, non-food, and health products.

	Years ended April 30,
	2025	2024
Perishables	$63,789,150	$31,358,590
Non-perishables	60,428,330	26,684,571
Total revenues	$124,217,480	$58,043,161

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

Selling expenses

Selling expenses mainly consist of advertising costs, promotion expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expensed when the services are performed. The Company’s advertising expenses were $79,360 and $208,000 for the years ended April 30, 2025 and 2024, respectively .

General and administrative expenses

General and administrative expenses mainly consist of payroll and related costs for employees involved in general corporate functions, professional fees and other general corporate expenses, as well as expenses associated with the use by these functions of facilities and equipment, such as rental and depreciation expenses.

Earnings (loss) per Common Stock

Basic earnings (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Potential common stock that has an anti-dilutive effect (i.e., those that increase income per common stock or decrease loss per common stock) are excluded from the calculation of diluted loss per share. For the years ended April 30, 2025 and 2024, the Company had no dilutive shares with anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per share for the years ended April 30, 2025 and 2024:

	For the years ended April 30,
	2025	2024
Net income (loss) for basic attributable to the Company	$1,169,273	$(3,340,206)
Net income (loss) for diluted attributable to the Company	1,190,417	(3,340,206)
Weighted average common stock outstanding- Basic	17,450,476	17,913,869
Weighted average common stock outstanding-Diluted*	17,748,272	17,913,869
Net loss per share of common stock-basic	$0.07	$(0.19)
Net loss per share of common stock-diluted	$0.07	$(0.19)

Concentrations of risks

(a) Major customers

For the years ended April 30, 2025 and 2024, the Company did not have any customers that accounted for more than 10% of consolidated total net sales.

(b) Major vendors

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the years ended April 30, 2025 and 2024.

Year Ended April 30, 2025		Year Ended April 30, 2024
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	7%	A	25%
B	1%	B	15%
C	11%	C	1%

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

Earnings (loss) per share

Basic earnings (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Potential common stock that has an anti-dilutive effect (i.e., those that increase income per common stock or decrease loss per common stock) are excluded from the calculation of diluted loss per share. For the years ended April 30, 2025 and 2024, the Company had no dilutive potential common stock.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations are formulated based upon the local currencies using the average exchange rate in the period. As a result, amounts related to assets and liabilities reported on the unaudited consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

Segment Information

On May 1, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The Company applies the “management approach” to identify operating segments, as required by ASC 280-10-50. Under this approach, operating segments are components of the business whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to assess performance and allocate resources. The Company’s CODM is the senior executive committee, which includes the Chief Executive Officer and the Chief Financial Officer.

The CODM manages the Company’s operations as a single operating and reportable segment, which is to sell grocery products, general merchandise, health and beauty care products, pharmacy and other items and services in its supermarket stores. The CODM assesses segment performance and allocates resources based on net income, which is also reported in the Company’s consolidated statements of income.

Net income is used by the CODM to evaluate the return on segment assets and determine whether to reinvest profits in the business, fund acquisitions, or return capital to shareholders. Net income is also used to compare actual performance against budget and to benchmark the Company’s performance against industry peers. These evaluations form the basis for internal performance assessments and management compensation decisions.

The Company’s supermarket stores are geographically based, have similar economic characteristics, and similar expected long-term financial performance. The Company’s operating segments and reporting units are its supermarket stores, which are reported in one reportable segment. There are no segment managers who are held accountable for operations, operating results, and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by ASC Topic 280, “Segment Reporting”, the Company considers itself to be operating within one reportable segment.

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the consolidated financial statements to provide enhanced transparency into the expense captions presented on the face of the statement of income and comprehensive income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. On January 6, 2025, FASB issued ASU 2025-01 that clarifies for non-calendar year-end entities the interim effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Public business entities are required to adopt the guidance in Update 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

In March 2025, the FASB issued ASU 2025-02—Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments in this Update are effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of adoption of this standard to its consolidated financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Inventories, net

A summary of inventories, net was as follows:

	April 30, 2025	April 30, 2024

Perishables	$597,993	$2,406,500
Non-perishables	5,470,621	4,432,545
Reserve for inventory shrinkage	(313,690)	(36,790)
Inventories, net	$5,754,924	$6,802,255

Movements of reserve for inventory shrinkage were as follows:

	Year Ended April 30, 2025	Year Ended April 30, 2024

Beginning balance	$36,790	$42,750
Provision for (reversal of) inventory shrinkage reserve	276,900	(5,960)
Ending Balance	$313,690	$36,790

4. Prepayments

Prepayments consisted of the following:

	April 30, 2025	April 30, 2024

Prepayment for inventory purchases	$1,954,748	$2,784,647
Prepaid directors and officers (“D&O”) insurance	132,529	130,354
Prepaid income tax	196,900	193,700
Prepaid professional service	25,902	25,607
Prepaid rent	129,403	129,403
Total prepayments	$2,439,482	$3,263,711

As of April 30, 2025, the prepayment for inventory purchases mainly consisted of $981,446 paid to GF Distribution, Inc., one of the Company’s major vendors; and $963,302 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor, and prepayment to other vendors of $10,000.

As of April 30, 2024, the prepayment for inventory purchases mainly consisted of $1,234,234 paid to GF Distribution, Inc., one of the Company’s major vendors; and $1,515,065 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor, and prepayment to other vendors of $35,348.

5. Property and equipment, net

Property and equipment consisted of the following:

	April 30, 2025	April 30, 2024

Furniture & Fixtures	$3,225,560	$3,225,560
Equipment	4,516,337	4,457,856
Leasehold Improvement	2,386,693	2,269,819
Automobile	715,948	715,948
Total property and equipment	10,844,538	10,669,183
Accumulated depreciation	(8,810,606)	(8,334,220)
Property and equipment, net	$2,033,932	$2,334,963

Depreciation expenses included in the general and administrative expenses for the years ended April 30, 2025 and 2024 were $43,308 and $26,727, respectively. Depreciation expense included in the cost of sales for the years ended April 30, 2025 and 2024 were $433,078 and $267,269, respectively.

6. Intangible assets

Intangible assets consisted of the following:

	April 30, 2025	April 30, 2024

Liquid license	$17,482	$17,482
Software systems (a)	2,950,000	2,950,000
Trademark (b)	5,194,000	5,194,000
Total intangible assets	8,161,482	8,161,482
Accumulated amortization	741,670	182,571
Intangible assets, net	$7,419,812	$7,978,911

(a)	Software systems

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

On March 30, 2025, the Company sold software license of above two software to four licensees for a total of $2.6 million, as further described in Note 17.

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

The amortization expense for the years ended April 30, 2025 and 2024 was $559,099 and $168,418, respectively. Estimated amortization expense for each of the next five years from April 30, 2025 is as follows: $559,099, $559,099, $559,099, $559,099 and $559,099.

7. Equity method investment

As of April 30, 2025, the Company had an investment of $1,862,000 for 49% interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). The Company recorded $474,965 and $538,542 investment loss for the years ended April 30, 2025 and 2024, respectively. As of April 30, 2025, the Company incurred accumulated investment loss of $1,013,507.

The following table shows the unaudited condensed balance sheet of HKGF Arcadia as of April 30, 2025.

April 30, 2025 (Unaudited)
ASSETS
Current Assets
Cash and equivalents	$12,484
Accounts receivable	18,624
Inventories, net	695,719
Total Current Assets	726,827
Property and equipment, net	1,003,464
Intangible asset, net	27,731
Goodwill	1,680,000
Security deposits	167,402
Total Assets	$3,605,424

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,200,936
Other payables	31,323
Bank overdraft	613,425
Contract liabilities	49,369
Loan from shareholder	137,000
Total Current Liabilities	2,032,053

Total Liabilities	2,032,053

Stockholders’ Equity
Paid in Capital	3,800,000
Subscription receivable	(154,933)
Accumulated deficit	(2,071,696)
Total Stockholders’ Equity	1,573,371
Total Liabilities and Stockholders’ Equity	$3,605,424

The following table shows the unaudited condensed statement of operations of HKGF Arcadia for the year ended April 30, 2025, and for the period from July 1, 2023 (business starting date) to April 30, 2024.

	For the Year ended April 30, 2025 (unaudited)	For the Period from July 1, 2023 to April 30, 2024 (unaudited)
Net Revenues
Supermarket	$7,816,698	$6,513,079
Total Revenues, Net	7,816,698	6,513,079

Cost of Revenues
Supermarket	5,984,011	5,027,531
Total Cost of Revenues	5,984,011	5,027,531

Gross Profit	1,832,687	1,485,548

Operating Expenses	2,826,610	2,591,814
Total Operating Expenses	2,826,610	2,591,814
Loss from Operations	(993,923)	(1,106,266)

Other income	24,607	7,200
Loss Before Income Taxes	(969,316)	(1,099,066)

Income Taxes	—	—
Net Loss	(969,316)	(1,099,066)

Net Loss Attributable to Maison Solutions Inc.	$(474,965)	$(538,542)

8. Goodwill

Goodwill represented the excess fair value of the assets under the fair value of the identifiable assets owned at the closing of the acquisition of Maison Monterey Park and Lee Lee, including an assembled workforce, which cannot be sold or transferred separately from the other assets in the business. See Note 19 — “Acquisition of subsidiary” for additional information. As of April 30, 2025 and 2024, the Company had goodwill of $14,882,849 (restated, see Note 20), consisting of $2,222,211 arising from Maison Monterey Park and $12,660,638 arising from the Lee Lee acquisition. The Company concluded there was no impairment to the goodwill for the years ended April 30, 2025 and 2024.

9. Accrued expenses and other payables

Accrued expenses and other payables consisted of the following:

	April 30, 2025	April 30, 2024

Accrued payroll	$1,080,510	$717,389
Accrued interest expense	186,076	136,388
Accrued loss for legal matters (Note 17)	5,128	250,128
Other payables	193,907	242,886
Due to third parties, non-interest bearing, payable upon demand	145,774	161,302
Sales tax payable	154,268	118,989
Total accrued expenses and other payables	$1,765,663	$1,627,082

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

During the year ended April 30, 2025, the Company repaid $9,484,005 on this note and recorded $979,186 interest expense. As of April 30, 2025 and 2024, the Company had an outstanding note payable of $5,642,060 and $15,126,065, respectively, to the sellers of Lee Lee. The Company is required to repay the full amount before May 11, 2026.

11. Convertible notes payable

Unsecured promissory note entered on March 12, 2025

On March 12, 2025, the Company entered into a note purchase agreement with an investor, pursuant to which the Company issued the Investor i) an unsecured promissory note in the principal amount of $3,000,000 (the “initial Note”), for $2,335,000 in gross proceeds and ii) a note purchase warrant, which is exercisable for one or more Notes in the aggregate original principal amount of up to $6,500,000 (the “Incremental Warrant”) with an original issue discount of 8.5% and termination date on March 12, 2028. The Note included an original issue discount (“OID”) of $255,000 along with debt issuance cost $410,000 for investor’s fees, costs and other transaction expenses in connection with the issuance of the note. The OID and debt issuance cost was recognized as debt discounts and is amortized over the term of the note using the straight-line method. During the year ended April 30, 2025, the Company amortized $55,417 debt discounts to interest expense. As of April 30, 2025, debt discounts of $609,583 remained which will be amortized through March 2027.

The Initial Note is a senior unsecured obligation of the Company and has a maturity date of March 12, 2027, which may be extended at the option of the Holder with the express written consent of the Company pursuant to the terms of the Initial Note. The Initial Note bears interest at a rate to 5.25% per annum and may increase to a rate of 18.00% per annum upon the occurrence of an Event of Default (as defined in the Initial Note), for so long as such event remains uncured. Accrued interest will be paid on a monthly basis and, at the Company’s option, will either be paid in cash or paid-in-kind in shares of Common Stock, subject to certain terms and conditions as set forth in the Initial Note. During the year ended April 30, 2025, the Company recorded interest expense of $21,144 on this note.

The holder of the Initial Note has the right to elect at any time to convert the Initial Note into shares of Class A common stock, so long as the aggregate number of shares of Class A common stock then beneficially owned by the holder (together with its affiliates) would not exceed 4.99% (the “Beneficial Ownership Limitation”) of the number of shares of Class A Common Stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Initial Note. The number of shares of Class A common stock issuable upon conversion of the Initial Note will be determined by dividing (x) the portion of the principal, interest, or other amounts outstanding under the Initial Note to be converted (the “Conversion Amount”) by (y) the Conversion Price. The Conversion Price of the Initial Note is initially $1.38 per share of Class A common stock (the “Fixed Price”). Beginning on the effective date of the initial Registration Statement and on the same day of each successive month thereafter (each, a “Fixed Price Reset Date”), the Conversion Price will be reduced to the lower of (i) the then-effective Fixed Price and (ii) 95% of the lowest daily VWAP during the ten (10) consecutive trading days immediately prior to such Fixed Price Reset Date (the “Variable Price”). Additionally, on any trading day on which the aggregate trading value of the Class A common stock (as reported on Bloomberg) is equal to or greater than $500,000 between 4:00 a.m. and 11:00 a.m., New York time, the Conversion Price on such trading day (and only for such trading day) will be reduced to the lowest of (i) the then effective Variable Price, (ii) the lowest price traded on such trading day until the earlier of (A) 11:00 a.m., New York time, (B) the time a conversion notice is delivered pursuant to the Initial Note, subject to the Floor Price then in effect, and (C) the then effective Conversion Price. Upon the occurrence of an Event of Default, with respect to any Event of Default, the Alternate Conversion Price (as defined in the Initial Note) will be equal to the lower of (i) the then effective Conversion Price and (ii) 85% of the lowest daily VWAP during the ten (10) consecutive trading days immediately prior to the date that the Selling Stockholder delivers a conversion notice any time after the occurrence of an Event of Default.

The promissory note requires the Company to maintain, or cause to be maintained, as of the end of each Fiscal Quarter (and/or Fiscal Year, as applicable) a balance of available cash in an aggregate amount equal to or exceeding $500,000 (the “Financial Test” or “Financial Covenants”). The Company did not meet this test as of April 30, 2025, however it obtained a waiver letter from the lender. As of April 30, 2025, the outstanding balance of this note (net of unamortized OID and debt issuance costs of $609,583) was $584,199.

The Note Holder may exercise the Incremental Warrant, in whole or in part, in increments of up to $1,500,000, but subject to a minimum increment of $250,000, at any time prior to March 12, 2028. The Incremental Warrant also provides that the Company may request that the Holder exercise the Incremental Warrant if certain terms and conditions are satisfied as set forth in the Incremental Warrant. The aggregate exercise price to purchase the maximum aggregate principal amount of Additional Notes issuable under the Incremental Warrant is $5,947,500, which gives effect to an original issue discount of eight and a half percent (8.5%) for each such Additional Note issued upon the exercise of the Incremental Warrant. The Note Holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the ninetieth (90) Trading Day following the effective date of the initial Registration Statement (the “Initial Exercise Date”) and on or prior to 5:00 p.m. (New York City time) on March 12, 2028 (the “Termination Date”) but not thereafter, to subscribe for and purchase from Maison. The incremental warrant is contingent for exercise upon effectiveness of the initial registration statement, as of April 30, 2025, the initial registration statement was not effective yet and is under SEC review, however, the Company expects it will meet the registration effectiveness deadline described below.

On March 12, 2025, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor pursuant to which the Company agreed to register the resale of the Conversion Shares issued or issuable upon conversion of the Initial Note and any Additional Notes. The Registration Rights Agreement requires, among other things, the Company to file an initial resale registration statement covering the Conversion Shares with the SEC within 30 calendar days after the Closing Date. The Company is obligated to use its best efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than the 60th calendar day following the Closing Date (the “Effectiveness Deadline”). However, in the event the Company is notified by SEC that the registration statement will not be reviewed or is no longer subject to further review and comments, the Effectiveness Deadline will be accelerated to the fifth business day following the date on which the Company is so notified if such date precedes the initial Effectiveness Deadline. In the event the registration statement is subject to a full SEC review, or the Company is required to update the financial statements therein, which causes the registration statement not to be declared effective by the Effectiveness Deadline, the Effectiveness Deadline will automatically be deemed to be extended for so long as necessary, provided that the Company is using its best efforts to promptly respond to and satisfy the requests of the SEC. During any such period, the Company will not be in default of satisfying the Effectiveness Deadline.

Derivative liability

The convertible promissory note is convertible into a variable number of shares of common stock. Based on the requirements of ASC 815 Derivatives and Hedging, the conversion feature represented an embedded derivative that is required to be bifurcated and accounted for as a separate derivative liability. The derivative liability is originally recorded at its estimated fair value and is required to be revalued at each conversion event and reporting period. Changes in the derivative liability fair value are reported in operating results for each reporting period.

The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $1,806,218. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $1.38, the closing stock price of the Company’s common stock on the date of valuation of $1.49, an expected dividend yield of 0%, expected volatility of 100%, risk-free interest rate ranging of 4.01%, and an expected term of two years.

During the year ended April 30, 2025, there was no conversion for the convertible note. On April 30, 2025, the derivative liability on the outstanding convertible note were revalued at $1,004,230 resulting in a gain of $801,988 for the year ended April 30, 2025, related to the change in fair value of the derivative liability. The derivative liability was revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $1.38, the closing stock price of the Company’s common stock on the date of valuation of $1.00, an expected dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 4.01%, and an expected term of 1.86 years.

12. Loan payables

A summary of the Company’s loans was listed as follows:

Lender	Due date	April 30, 2025	April 30, 2024

U.S. Small Business Administration	June 15, 2050	2,616,050	2,561,299
Total loan payables		2,616,050	2,561,299
Current portion of loan payables		(62,212)	(65,098)
Non-current loan payables		$2,553,838	$2,496,201

U.S. Small Business Administration (the “SBA”)

Borrower	Due date	April 30, 2025	April 30, 2024
Maison Monrovia	June 15, 2050	$150,000	$145,071
Maison San Gabriel	June 15, 2050	1,967,874	1,933,394
Maison El Monte	June 15, 2050	498,176	482,834
Total SBA loan payables		$2,616,050	$2,561,299

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

Per the SBA loan agreement, all interest payments on these three loans were deferred to December 2022. As of April 30, 2025 and 2024, the Company’s aggregate balance on the three SBA loans was $2,616,051 and $2,561,299, respectively. During the year ended April 30, 2025 and 2024, the Company made aggregate repayment of the SBA loans of $156,120 and $156,120 (which includes principal of and interest expense).

As of April 30, 2025, the future minimum principal amount of loan payments to be paid by year were as follows:

Year Ending April 30,	Amount

2026	$62,212
2027	62,212
2028	62,212
2029	62,212
2030	62,212
Thereafter	2,304,990
Total	$2,616,050

13. Related party balances and transactions

Related party transactions

Sales to related parties

Name of Related Party	Nature	Relationship	Year ended April 30, 2025	Year ended April 30, 2024

United Food LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$4,385	$12,564
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	288,726	119,730
Grantstone, Inc.	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	1,232	1,232
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	99,113	236,681
Total			$393,456	$372,598

Purchases from related parties

Name of Related Party	Nature	Relationship	Year Ended April 30, 2025	Year Ended April 30, 2024

United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$12,223	$42,257
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	67,856	52,913
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	787,064	179,963
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	42,111	4,068
Total			$909,254	$279,201

Investment in equity purchased from related parties

Name of Investment Company	Nature of Operation	Investment percentage	Relationship	As of April 30, 2025	As of April 30, 2024

Dai Cheong Trading Co Inc.	Import and wholesales of groceries	10%	John Xu, the Company’s Chief Executive Officer, Chairman and President, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	$162,665	$162,665
HKGF Market of Alhambra, Inc.	Supermarket product sales	10%	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	--	40,775
Total				$162,665	$203,440

In May 2021, the Company purchased a 10% equity interest in Dai Cheong Trading Company Inc., a grocery trading company, for $162,665 from DC Holding CA, Inc. DC Holding CA, Inc. is owned by John Xu, the Chief Executive Officer, Chairman and President of the Company.

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc, the legal entity holding the Alhambra Store (as defined below) for $40,775 from Ms. Grace Xu, a related party as the spouse of Mr. John Xu, the Chief Executive Officer, Chairman and President of the Company. HKGF Market of Alhambra was temporarily shut down at the end of September 2024 as a result of a strategic operating decision by HKGF Market of Alhambra’s management but was later reopened on December 15, 2024. Accordingly, the Company recorded $40,775 investment loss during the year ended April 30, 2025.

Related party balances

Accounts receivable — sales to related parties

Name of Related Party	Nature	Relationship	April 30, 2025	April 30, 2024

HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	$62,444	$10,922
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	19,223	79,258
JC Business Guys, Inc.	Supermarket product sales	Shareholder with 51% equity interest of HKGF Market of Arcadia, LLC	66,728	66,728
Grantstone Inc.	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	11,864	10,550
United Food, LLC	Supermarket product sales	John Xu, ultimately owns 24% of United Food, LLC	312,647	292,189
Total			$472,907	$459,647

Accounts payable — purchase from related parties

Name of Related Party	Nature	Relationship	April 30, 2025	April 30, 2024

Hong Kong Supermarket of Monterey Park, Ltd.	Due on demand, non-interest bearing	John Xu, controls this entity	$440,166	$440,166
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	54,251
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc. prior to the 10% equity interest acquisition by Maison	41,956	30,439
Total			$536,373	$470,605

Other receivables — related parties

Name of Related Party	Nature	Relationship	April 30, 2025	April 30, 2024

Ideal Investment	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	$3,995	$3,995
Ideal City Capital	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	30,000	30,000
HKGF Market of Arcadia, LLC	Due on demand, non-interest bearing	Maison owns 49% equity interest	95,000
Total			$128,995	$33,995

Other payables — related parties

Name of Related Party	Nature	Relationship	April 30, 2025	April 30, 2024

John Xu	due on demand, non-interest bearing	The Company’s Chief Executive Officer, Chairman and President	$222,049	$200,810
Grace Xu	due on demand, non-interest bearing	Spouse of John Xu	40,775	40,775
New Victory Foods Inc	due on demand, non-interest bearing	John Xu, owns this entity with 100% ownership	250,000	250,000
Total			$512,824	$491,586

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

The Company’s leases mainly consist of store rent and copier rent. The store lease detail information is listed below:

Store	Lease Term Due
Maison Monrovia*	August 31, 2055 (with extension)
Maison San Gabriel	November 30, 2030
Maison El Monte**	July 14, 2028
Maison Monterey Park	May 1, 2028
Lee Lee - Peoria store	January 31, 2044 (with extension)
Lee Lee - Chandler store	February 8, 2049 (with extension)
Lee Lee - Tucson store	December 31, 2050 (with extension)

*	On April 1, 2023, the Company renewed lease of Maison Monrovia for additional five years with new monthly based rent of $40,000 for first year and 3% increase for each of the next four years. On July 6, 2023, the Company and the lessor entered an amendment to lease, pursuant to which the lessor will provide monthly basic rent abatement of $5,000 from August 1, 2023 through March 31, 2024, $2,500 from April 1, 2024 through March 31, 2025, and $1,000 from April 1, 2025 through March 31, 2026. As a result of increased monthly base rent, the Company remeasured the lease and determined the ROU and lease liability of this lease increased by $3.62 million for each.
**	Lease for Maison El Monte was terminated early on June 7, 2025. For more information, see Note 21.

As of April 30, 2025, the average remaining term of the supermarkets’ store lease was 15.80 years. As of April 30, 2024, the average remaining term of the supermarkets’ store lease was 16.80 years.

In June and November 2022, the Company entered three leases for three copiers with terms of 63 months for each. In January 2024, Maison El Monte entered a lease for copy with terms of 63 months. As of April 30, 2025, the average remaining term of the copier lease was 2.87 years. As of April 30, 2024, the average remaining term of the copier lease is 3.87 years.

The copier lease detail information was listed below:

Store	Lease Term Due
Maison Monrovia	January 1, 2028
Maison San Gabriel	January 1, 2028
Maison Monterey Park	August 1, 2027
Maison El Monte	March 10, 2029

The Company’s total lease expenses under ASC 842 are $4.50 million and $3.22 million for the years ended April 30, 2025 and 2024, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of range from 4.5% to 7.50%, which was determined using the Company’s incremental borrowing rate.

The Company’s operating ROU assets and lease liabilities were as follows:

	April 30, 2025	April 30, 2024

Operating ROU:
ROU assets – supermarket leases	$38,034,988	$40,695,438
ROU assets – copier leases	24,007	31,209
Total operating ROU assets	$38,058,995	$40,726,647

	April 30, 2025	April 30, 2024

Operating lease obligations:
Current operating lease liabilities	$4,186,193	$4,088,678
Non-current operating lease liabilities	36,763,887	39,015,252
Total lease liabilities	$40,950,080	$43,103,930

As of April 30, 2025, the five-year maturity of the Company’s operating lease liabilities excluding the Maison El Monte lease was as following:

Twelve Months Ended April 30,	Operating lease liabilities
2026	$3,471,193
2027	3,483,109
2028	3,526,846
2029	2,717,078
2030	2,714,160
Thereafter	49,417,541
Total future undiscounted lease payments	65,329,927
Less: interest	(26,681,206)
Present value of lease liabilities	$38,648,721

15. Stockholder’s equity

Common stock

Maison was initially authorized to issue 500,000 shares of common stock with a par value of $0.0001 per share. On September 8, 2021, the total number of authorized shares of all classes of stock was increased to 100,000,000 by way of a 200-for-1 stock split, among which, the authorized shares were divided into (i) 95,000,000 shares of common stock, par value of $0.0001 per share (the “common stock”) of which (a) 92,000,000 shares shall be a series designated as Class A common stock (the “Class A common stock”), and (b) 3,000,000 shares shall be a series designated as Class B common stock (the “Class B common stock”), and (ii) 5,000,000 shares of preferred stock, par value $0.0001 per share (the “preferred stock”). For the Class A common stock and Class B common stock, the rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one (1) vote. Each share of Class B common stock is entitled to ten (10) votes and is convertible at any time into one share of Class A common stock. As of April 30, 2025, John Xu, the Company’s Chief Executive Officer, Chairman and President, holds all of our outstanding shares of Class B common stock. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively adjusted to reflect (i) the increase of share capital as if the change of share numbers became effective as of the beginning of the first period presented for Maison Group and (ii) the reclassification of all outstanding shares of our common stock beneficially owned by Golden Tree USA Inc. into Class B common stock, which are collectively referred to as the “Reclassification.”

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

Following is a summary of the activities of warrants for the year ended April 30, 2025:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding as of April 30, 2024	125,000	$4.80	4.42
Exercisable as of April 30, 2024	—	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of April 30, 2025	125,000	$4.80	3.32
Exercisable as of April 30, 2025	—	—	—

16. Income taxes

Maison is a Delaware holding company that is subject to the U.S. income tax of 21%. Maison Monrovia and Maison San Gabriel are pass through entities whose income or losses flow through Maison Solution’s income tax return. Maison El Monte and Maison Monterey Park are Subchapter C corporation (“C-Corp”) incorporated in the state of California, are subject to U.S. income tax of 21% and California state income tax of 8.84%. Lee Lee was a Subchapter S corporation (“S-Corp”) incorporated in the state of Arizona prior to the acquisition by Maison, and was converted into a Limited Liability Company (“LLC”) on June 10, 2024. Both the S-Corp and LLC are pass through entities whose income or losses flow through Maison Solution’s income tax return.

The provision for income taxes provisions consisted of the following components:

	Year ended April 30, 2025	Year ended April 30, 2024

Current:
Federal income tax expense	$166,783	$312,010
State income tax expense	95,552	140,250
Deferred:
Federal income tax benefit	(75,669)	(9,136)
State income tax benefit	(12,677)	(2,562)
Total	$173,989	$440,562

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income (loss) before income taxes:

	Year ended April 30, 2025	Year ended April 30, 2024

Federal statutory rate expense (benefit)	229,929	(618,758)
State statutory rate, net of effect of state income tax deductible to federal income tax	(7,384)	(185,283)
Permanent difference – penalties, interest, and others	121,442	32,047
Utilization of NOL	(847,792)	--
Change in valuation allowance	677,794	1,212,556
Tax expense per financial statements	173,989	440,562

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes were comprised of the following:

	April 30, 2025	April 30, 2024

Deferred tax assets:
Bad debt expense	$75,141	$66,888
Inventory impairment loss	78,988	38,279
Investment loss	294,983	150,684
Lease liabilities, net of ROU	796,543	660,713
NOL	871,411	1,125,192
Valuation allowance	(2,079,374)	(2,026,613)
Deferred tax assets, net	$37,692	$15,143

Deferred tax liability:
Trademark acquired at acquisition of Maison Monterey Park and Lee Lee	$1,221,606	$1,287,403
Deferred tax liability, net of deferred tax assets	$1,183,914	$1,272,260

As of April 30, 2025 and 2024, Maison and Maison El Monte had approximately $2.05 million and $3.20 million, respectively, of U.S. federal NOL carryovers available to offset future taxable income which do not expire but are limited to 80% of income until utilized. As of April 30, 2025 and 2024, Maison and Maison El Monte had approximately $3.20 million and $3.56 million, respectively, of California state net operating loss which can be carried forward up to 20 years to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

The Company recorded $0 and $10,985 of interest and penalties related to understated income tax payments for the years ended April 30, 2025 and 2024, respectively.

As of April 30, 2025, the Company’s U.S. income tax returns filed for the year ending on December 31, 2021 and thereafter are subject to examination by the relevant taxation authorities.

17. Other income

For the year ended April 30, 2025, other income mainly consisted of 1) $2.6 million income from sell of software license of two software systems (the smart shelf display and store design software and the supply chain management software) to four licensees for granting them the perpetual, non-exclusive and non-transferable license to utilize both software systems (See Note 6), 2) $0.80 million from change in fair value of derivative liability of a convertible note, 3) $0.45 million consulting income for providing other non-related supermarkets the comprehensive consulting services aiming at enhancing operational efficiency, optimizing resource allocation, and supporting overall business growth, and 4) $0.19 million other income.

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

On September 8, 2023, a complaint was filed by former employee against Maison San Gabriel for wrongful termination and labor law violation. Maison San Gabriel filed a general denial in November 2023. Status conference is scheduled for July 1, 2025, and final status conference is scheduled for February 26, 2026. Trial is scheduled for March 9, 2026. In the complaint, the plaintiff’s counsel asked for a range of $300,000 to $3,000,000. On August 4, 2025, both parties reached a confidential settlement agreement and release, the Company agreed to pay $25,000 to plaintiff in exchange for plaintiff’s release of all claims.

On September 3, 2024, a claim was filed against Maison El Monte alleging violations of the Unruh Civil Rights Act and the California Disabled Persons Act for building not having adequate access for disabilities. The case Management Conference is scheduled for January 30, 2025. On April 8, 2025, both parties reached a confidential settlement agreement and release of claims, and the Company agreed to pay $6,000 to settle the case.

On October 17, 2024, a complaint was filed against HKGF Alhambra, HKGF Arcadia, Maison El Monte, Maison San Gabriel, Maison Monrovia, Maison Monterey Park and Tion Hin for unpaid invoices of seafood purchase for $115,388.39. The case management conference is scheduled for August 4, 2025. The management is not able to estimate the outcome of the case due to early stage of the case.

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

19. Acquisition of subsidiary

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

Pursuant to the Stock Purchase Agreement, AZLL agreed to pay to the Sellers an aggregate purchase price of approximately $22.2 million, subject to certain adjustments as set forth in the Stock Purchase Agreement, consisting of: (i) $7.0 million in cash paid immediately at the closing of the transaction, and (ii) the Secured Note agreement with an original principal amount of approximately $15.2 million, subject to certain adjustments as set forth in the Senior Secured Note Agreement. In addition, the Purchase Agreement contained customary representations and warranties, and indemnification, non-competition, non-solicitation and confidentiality provisions.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Goodwill as a result of the acquisition of Lee Lee was calculated as follows:

Total purchase considerations *	$22,126,065
Fair value of tangible assets acquired:
Cash (restated)	2,074,298
Other receivables	155,010
Property and equipment	1,574,818
Security deposits	485,518
Inventory	4,731,664
Operating lease right-of-use assets,	20,271,511
Intangible assets (trademark) acquired	5,000,000
Total identifiable assets acquired	34,292,819

Fair value of liabilities assumed:
Accounts payable	(2,348,465)
Contract liabilities	(13,035)
Accrued liabilities and other payables	(402,894)
Due to related parties	(485,518)
Tenant security deposits	(13,800)
Operating lease liabilities	(20,320,131)
Deferred tax liability	(1,243,550)
Total liabilities assumed	(24,827,393)
Net identifiable assets acquired	9,465,426
Goodwill as a result of the acquisition	$12,660,638

*	Includes purchase price adjustments for 1) reducing purchase price by $80,000 for the accrued sick-pay liability of Lee Lee prior to the closing date, and 2) increasing purchase price by $18,032 to compensate Sellers for the Sellers’ security deposit for the Peoria Lease which shall be left for AZLL.

The following condensed unaudited pro forma consolidated results of operations for the Company for the year ended April 30, 2024 present the results of operations of the Company and Lee Lee as if the acquisition occurred on May 1, 2023.

The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the year ended April 30, 2024 (Unaudited)
Revenue	$131,058,149
Operating costs and expenses	133,428,785
Income from operations	(2,370,636)
Other income	588,694
Income tax expense	(592,274)
Net income	$(2,374,216)

20. Restatement

During the preparation of this annual report, the Company determined that it had not appropriately accounted for certain historical transactions under US GAAP. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Period Misstatements when Quantifying Misstatements in Current Period Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the errors were material to the Consolidated Balance Sheet as of April 30, 2024. The Company has restated the impacted financial statements for the period, and presented the effects of the restatement adjustments to the statement below.

The restatement included an increase of cash balance of $2,074,298 that the Company acquired from the acquisition of Lee Lee and decreased the goodwill arising from the acquisition of Lee Lee for the same amount.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at April 30, 2024:

	As Previous Reported	Adjustment	As Restated
Cash	$-	$2,074,298	$2,074,298
Goodwill	16,957,147	(2,074,298)	14,882,849

TOTAL ASSETS	$82,397,143	$-	$82,397,143

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the year ended April 30, 2024:

Cash flow from investing activities	As Previous Reported	Adjustment	As Restated

Cash acquired from acquisition of Lee-Lee	$-	$2,074,298	$2,074,298

Net cash used in investing activities	(12,207,132)	2,074,298	(10,132,834)

Net changes in cash and restricted cash	(2,569,766)	2,074,298	(495,468)

Cash and restricted cash at the end of the year	$1,101	$2,074,298	$2,075,399

21. Subsequent event

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the following events need to be disclosed.

Lease termination

On June 7, 2025, Maison EL Monte, Inc. entered into a lease termination agreement with Jendo Ermi, LP (“Lessor”). Pursuant to the agreement, the lessee Maison El Monte agreed to pay the lessor a total sum of One Hundred Thousand Dollars ($100,000) as consideration for the lessor’s agreement to terminate the lease and release the lessee from all obligations and liabilities under the lease, including, but not limited to, any outstanding rent. The Company closed Maison El Monte store accordingly. The strategic decision to close Maison El Monte store is part of the Company’s ongoing commitment to improve its profitability and support sustainable growth.

The following condensed unaudited pro forma consolidated balance sheet as of April 30, 2025 presents the Company’s consolidated balance sheet as if the disposal of Maison El Monte occurred on April 30, 2025.

As of April 30, 2025
ASSETS

CURRENT ASSETS
Cash	$768,701
Accounts receivable	2,656,215
Accounts receivable - related parties	319,170
Inventories, net	5,324,268
Prepayments	2,364,609
Other receivables and other current assets	261,847
Other receivables - related parties	128,995
Total current assets	11,823,805

NON-CURRENT ASSETS
Property and equipment, net	1,646,056
Intangible assets, net	7,408,036
Security deposits	841,658
Investment under cost method	75,000
Investment under cost method - related parties	162,665
Investment under equity method	848,493
Operating lease right-of-use assets, net	35,693,340
Goodwill	14,882,849
Total non-current assets	61,558,097

TOTAL ASSETS	$73,381,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$1,192,205
Accounts payable	6,771,742
Accounts payable - related parties	494,815
Accrued expenses and other payables	1,949,643
Other payables - related parties	441,936
Income tax payable	661,408
Contract liabilities	616,340
Operating lease liabilities, current	3,403,852
Loan payable, current	51,015
Notes payable, current	4,887,094
Total current liabilities	20,470,050

NON-CURRENT LIABILITIES
Long-term loan payable	2,066,858
Security deposit from sub-tenants	85,078
Operating lease liabilities, non-current	35,180,573
Notes payable, non-current	754,966
Convertible notes payable, net of unamortized OID and debt issuance costs of $609,583	584,199
Derivative liability	1,004,230
Deferred tax liability, net	1,183,914
Total non-current liabilities	40,859,818

TOTAL LIABILITIES	61,329,868

STOCKHOLDER’S EQUITY
Other equity	13,393,961
Accumulated deficit	(1,341,927)
Total Stockholders’ equity	12,052,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,381,902

The following condensed unaudited pro forma consolidated results of operations present the results of operations of the Company, as if the disposal of Maison El Monte occurred on May 1, 2024 and 2023, respectively.

	Years ended April 30,
	2025	2024
Revenue	$117,791,233	$50,974,637
Cost of goods sold	92,323,635	40,826,427

Gross profit	25,467,598	10,148,210

Operating expenses
Selling expenses	18,083,749	8,795,452
General and administrative expenses	7,421,588	3,778,642

Total operating expenses	25,505,337	12,574,094

Loss from operations	(37,739)	(2,425,884)

Other income (expense), net	2,366,756	(236,319)

Income (loss) before income taxes	2,329,017	(2,662,203)

Income tax expenses	139,095	420,684

Net income (loss) before noncontrolling interest	2,189,922	(3,082,887)

Less: net loss attributable to noncontrolling interests	(142,655)	(21,488)

Net income (loss) attributable to Maison Solutions, Inc.	$2,332,577	$(3,061,399)

The following table summarizes the carrying value of the assets and liabilities of discontinued operations Maison El Monte at April 30, 2025.

Cash	$9,005
Accounts receivable	2,310
Accounts receivable - other subsidiaries	192,488
Accounts receivable - related parties	148,500
Other current assets	507,969
Inventory	430,656
Operating lease right-of-use assets, net	2,365,655
Fixed assets, net	387,876
Security deposits	114,350
Goodwill
Intangible assets	11,776

Total assets	$4,170,585

Bank overdraft	$254,478
Accounts payable	1,389,090
Accounts payable - other subsidiaries	21,957
Accounts payable - related Parties	36,321
Accrued liability and other payables	61,340
Due to related parties	70,888
Lease liabilities	2,365,655
Other liabilities	629,916

Total liabilities	$4,829,645

The following tables shows the results of operations relating to discontinued operations Maison El Monte for the years ended April 30, 2025 and 2024, respectively.

	Years ended April 30,
	2025	2024
Revenue	$6,426,247	$7,068,524
Cost of goods sold	5,551,294	5,595,637

Gross profit	874,953	1,472,887

Operating expenses
Selling expenses	1,635,087	1,360,376
General and administrative expenses	467,133	390,633

Total operating expenses	2,102,220	1,751,009

Loss from operations	(1,227,267)	(278,122)

Other expense, net	(6,852)	(6,142)

Loss before income taxes	(1,234,119)	(284,264)

Income tax expenses	34,894	19,878

Net loss before noncontrolling interest	(1,269,013)	(304,142)

Less: net loss attributable to noncontrolling interests	(105,709)	(25,335)

Net loss attributable to Maison Solutions, Inc.	$(1,163,304)	$(278,807)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, and the information described below in this Item 9A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at April 30, 2025 due to the previously identified material weaknesses described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2025, based on the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of April 30, 2025 due to the previously identified material weaknesses described below.

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

Material Weaknesses in Internal Control over Financial Reporting

We identified material weaknesses in our internal control over financial reporting at April 30, 2025 as set forth below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management has determined that the Company has the following material weaknesses in its internal control over financial reporting, which continue to exist as of April 30, 2025, as related to: (i) insufficient full-time employees with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP and address complex accounting issues under U.S. GAAP; (ii) the lack of timely related party transaction monitoring and the failure to keep a related party list and keep records of related party transactions on a regular basis; (iii) the failure to keep an up-to-date perpetual inventory control system or timely perform company-wide inventory count at or near its fiscal year-end date. Specifically, maintaining records for inbound warehouse purchases or have specialized personnel to scan goods into the warehouse on a timely basis; (iv) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned; (v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management; and (vi) accounting personnel have the ability in the accounting system to prepare, review, and post the same accounting journal entry.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

As initially reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, following the identification and communication of the material weaknesses, management commenced remediation actions relating to the material weaknesses beginning in the first quarter of fiscal year 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1 of Part I of this Annual Report) will be set forth in an amendment to this Annual Report, which will be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III of Form 10-K will be set forth in an amendment to this Annual Report, which will be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III of Form 10-K will be set forth in an amendment to this Annual Report, which will be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III of Form 10-K will be set forth in an amendment to this Annual Report, which will be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Part III of Form 10-K will be set forth in an amendment to this Annual Report, which will be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” on page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See below.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Maison Solutions Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
3.2	Amended and Restated Bylaws of Maison Solutions Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
4.3	Form of Senior Unsecured Convertible Promissory Note, issued March 12, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2025).
4.4	Note Purchase Warrant, dated March 12, 2025, including Form of Additional Note. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2025).
10.1+	Form of Maison Solutions Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.2	Form of Indemnification Agreement between Maison Solutions Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.3	Form of Employment Agreement between Maison Solutions Inc. and John Xu (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.4	Form of Employment Agreement between Maison Solutions Inc. and Alexandria M. Lopez (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.5	Form of Employment Agreement between Maison Solutions Inc. and Tao Han (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.6	Amended Loan Authorization and Agreement by and between the U.S. Small Business Administration and Good Fortune Supermarket of Monrovia LP, principal amount of $150,000 at 3.75% interest for a term of 30 years dated June 3, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.7	Loan Authorization and Agreement by and between the U.S. Small Business Administration and Good Fortune Supermarket of San Gabriel LP, principal amount of $2,000,000 at 3.75% interest for a term of 30 years dated January 12, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.8	Amended Loan Authorization and Agreement by and between the U.S. Small Business Administration and Super HK of El Monte Inc, principal amount of $500,000 at 3.75% interest for a term of 30 years dated January 6, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.9	Collaboration Agreement by and between JD E-commerce American Limited and Maison Solutions Inc. dated April 19, 2021 (English Translation) (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.10	Intellectual Property License Agreement by and between JD E-commerce American Limited and Maison Solutions Inc. dated April 19, 2021 (English Translation) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).

10.11	Business Loan Agreement by and between American First National Bank and Good Fortune Supermarket of Monrovia, LP, principal amount of $1,000,000 at 4.5% to 6.5% variable interest for a term of 7 years dated March 2, 2017 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.12	Business Loan Agreement by and between American First National Bank and Good Fortune Supermarket of San Gabriel, LP, principal amount of $1,000,000 at 4.5% to 6.5% variable interest for a term of 7 years dated March 2, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2023).
10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2023).
10.15***	Stock Purchase Agreement, dated April 4, 2024, by and among AZLL, LLC, Meng Truong and Paulina Truong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2024).
10.16	Form of Senior Secured Note Agreement (included as Exhibit B to the Stock Purchase Agreement filed as Exhibit 10.15 hereto).
10.17	Form of Security Agreement (included as Exhibit E to the Stock Purchase Agreement filed as Exhibit 10.15 hereto).
10.18	Form of Xu Guarantee Agreement (included as Exhibit F to the Stock Purchase Agreement filed as Exhibit 10.15 hereto).
10.19	Form of Purchaser Guarantee Agreement (included as Exhibit G to the Stock Purchase Agreement filed as Exhibit 10.15 hereto).
10.20	First Amendment to Senior Secured Note Agreement, dated October 21, 2024, by and between Lee Lee Oriental Supermart, LLC, AZLL LLC, Maison Solutions Inc., Meng Truong and Paulina Truong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2024).
10.21	Second Amendment to Senior Secured Note Agreement, dated October 21, 2024, by and between Lee Lee Oriental Supermart, LLC, AZLL LLC, Meng Truong and Paulina Truong (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2024).
10.22	First Amendment to Security Agreement, dated October 21, 2024, by and between Lee Lee Oriental Supermart, LLC, AZLL LLC, Meng Truong and Paulina Truong (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2024).
10.23	First Amendment to AZLL Guarantee Agreement, dated October 21, 2024, by AZLL LLC to and for the benefit of Meng Truong and Paulina Truong (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2024).
10.24	First Amendment to Xu Guarantee Agreement, dated October 21, 2024, by John Jun Xu and Grace Xu to and for the benefit of Meng Truing and Paulina Truong (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2024).
10.25	Consulting Services Agreement, dated January 29, 2025, by and among Maison Solutions Inc., Good Fortune Supermarket of Quincy, Inc., Good Fortune Supermarket Group (USA) Inc., Good Fortune Supermarket of VA I, Inc., and Good Fortune Supermarket (Rhode Island) Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.26***	Securities Purchase Agreement, dated March 12, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2025).
10.27	Registration Rights Agreement, dated March 12, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2025).
10.28	Note Modification Agreement, dated March 12, 2025, by and between Meng Truong and Paulina Truong, Lee Lee Oriental Supermart, LLC, AZLL LLC, and John Jun Xu and Grace Xu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2025).
19.1*	Insider Trading Policy
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

***	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Indicates management compensatory agreement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 13, 2025	MAISON SOLUTIONS INC.

	By:	/s/ John Xu
John Xu
Chief Executive Officer, Chairman and President
(Principal Executive Officer)

	By:	/s/ Alexandria M. Lopez
Alexandria M. Lopez
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Xu	Chief Executive Officer, Chairman and President	August 13, 2025
John Xu	(Principal Executive Officer)

/s/ Alexandria M. Lopez	Chief Financial Officer and Director	August 13, 2025
Alexandria M. Lopez	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bin Wang	Director	August 13, 2025
Bin Wang

/s/ Mark Willis	Director	August 13, 2025
Mark Willis

/s/ Dr. Xiaoxia Zhang	Director	August 13, 2025
Dr. Xiaoxia Zhang