Form 10-K/A
period 2025-04-30
Maison Solutions Inc.
filed 2025-08-28
CIK 1892292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of August 28, 2025, the number of shares of the registrant’s Class A common stock, $0.0001 par value, outstanding was 17,450,476 shares, and the number of shares of Class B common stock, $0.0001 par value, outstanding was 2,240,000 shares.

Documents Incorporated by Reference

None.

Explanatory Note

This Form 10-K/A is being filed as an amendment (the “Amendment”) to the Annual Report on Form 10-K filed by Maison Solutions Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 14, 2025 (the “Original Filing”). This Amendment is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from our Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original Filing by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because we may not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by our Original Filing.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of our Original Filing. The cover page of our Original Filing is also amended to delete the reference to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Filing is hereby amended to include additional exhibits, including (i) Exhibits 31.1 and 31.2, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and (ii) Exhibits 10.29 and 10.30 to reflect amended employment agreements entered into by the Chief Executive Officer and the Chief Financial Officer.

Except as described above, this Amendment does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events. Accordingly, this Amendment should be read in conjunction with our Original Filing and with our filings with the SEC subsequent to the Original Filing.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is information concerning our current executive officers and directors.

Name	Age	Position(s)
John Xu	48	President and Chief Executive Officer and Chairman of the Board
Alexandria M. Lopez	40	Chief Financial Officer and Director
Mark Willis	68	Director
Bin Wang	67	Director
Dr. Xiaoxia Zhang	55	Director
Xi (Jacob) Cao	38	Chief Operating Officer

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

Mark Willis has served as a member of our board of directors since June 2023. Mr. Willis is the founder and Chief Executive Officer of ParQuest Consulting, which he founded in 2015. Mr. Willis previously served as a member of the transition team of New York City Mayor Eric Adams from 2021 to 2022. Prior to these roles, Mr. Willis served in various roles at Morgan Stanley Wealth Management from 1998 to 2015. Mr. Willis has a BBA in Finance and Investments from Baruch College and an MBA with a concentration computer methodology from the Baruch College Graduate School of Business.

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

Xi (Jacob) Cao has served as our Chief Operating Officer since February 21, 2025. Mr. Cao has over eight years of experience in the specialty grocery and catering industry. Most recently, he served as the Operations Manager at the Company’s store in El Monte, California from June 2023 until his appointment as the Company’s Chief Operating Officer. Prior to that, Mr. Cao held multiple operational management roles within the grocery industry, including Operations Supervisor at LSK from August 2022 to June 2023 and Operations Manager at Sonic Plus LLC from January 2020 to August 2022.

Board of Directors

Board Composition

Our business and affairs are managed under the direction of our board of directors (the “Board”). Our Amended and Restated Bylaws provide that our board of directors shall consist of a number of directors to be fixed from time to time by the board. Our Board currently consists of five directors, of which Bin Wang, Mark Willis and Dr. Xiaoxia Zhang qualify as independent directors under the corporate governance standards of Nasdaq and the independence requirements of Rule 10A-3 under the Exchange Act. Members of our Board will be elected at our annual meeting of stockholders to hold office until their successors have been elected and qualified, subject to prior death, resignation, disqualification or removal from office. The Board met 4 times and approved 4 written consents during the fiscal year ended April 30, 2025.

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

The audit committee met 4 times and approved 4 written consents during the fiscal year ended April 30, 2025. The composition and function of the audit committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. The Company will comply with future requirements to the extent they become applicable to the Company.

Compensation Committee

Our compensation committee consists of Mark Willis, Bin Wang and Dr. Xiaoxia Zhang. The Board has determined that each of the members of nominating and corporate governance committee satisfy the independence requirements of Nasdaq and the SEC. Mark Willis serves as the chair of the compensation committee. The functions of the compensation committee include, among other things:

●	reviewing our compensation practices and policies, including equity benefit plans and incentive compensation;

●	reviewing key employee compensation policies

●	monitoring performance and compensation of our employee-directors, officers and other key employees; and

●	preparing recommendations and periodic reports to the board of directors concerning these matters.

Our Board has adopted a written charter for our compensation committee, which is available on our corporate website at www.maisonsolutionsinc.com.

The compensation committee met 0 times and approved 0 written consents during the fiscal year ended April 30, 2025. The composition and function of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. The Company will comply with future requirements to the extent they become applicable to the Company.

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

The nominating and corporate governance committee met 4 times and approved 4 written consents during the fiscal year ended April 30, 2025. The composition and function of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. The Company will comply with future requirements to the extent they become applicable.

Code of Ethics

Our Board has adopted a code of ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, employees, consultants and contractors. The code of ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of ethics, employee misconduct, conflicts of interest or other violations. Our code of ethics is publicly available on our website at www.maisonsolutionsinc.com. Any waiver of our code of ethics with respect to our directors, executive officers or other principal financial officers may only be authorized by our board of directors and will be disclosed as required by applicable law and the listing rules of Nasdaq.Clawback Policy

Our Board has adopted a clawback policy (the “Clawback Policy”) in compliance with the SEC’s rules and regulations and the Nasdaq listing standards. Our Clawback Policy requires the repayment of certain cash and equity-based incentive compensation provided to current or former executive officers in connection with a restatement of financial statements if such compensation exceeds the amount that the executive officers would have received based on the restated financial statements. A copy of our Clawback Policy is included as Exhibit 97.1 to this Annual Report on Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The following table sets forth information concerning the compensation of each person who served as a non-employee director of the Company during the year ended April 30, 2025.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Mark Willis	50,000		50,000
Bin Wang	50,000		50,000
Dr. Xiaoxia Zhang	50,000		50,000

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

Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the section titled “Summary Compensation Table” below. The table summarizes the compensation paid to our principal executive officer and each of our other named executive officers determined under 402(m)(2) of Regulation S-K during 2025 and 2024. We refer to these individuals as our “named executive officers.” In fiscal years ended April 30, 2025 and 2024, our named executive officers and their positions were as follows:

●	John Xu, our President and Chief Executive Officer;

●	Alexandria M. Lopez, our Chief Financial Officer;

●	Xi (Jacob) Cao, our Chief Operating Officer; and

●	Tao Han, our Former Chief Operating Officer.

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other named executive officers during the last two fiscal years.

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonequity incentive plan compensation ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
John Xu,	2025	180,000	(1)	-	-	-	-	-	-	180,000
President and Chief Executive Officer	2024	143,000		-	-	-	-	-	-	143,000
Alexandria M. Lopez,	2025	120,000	(2)	-	-	-	-	-	-	120,000
Chief Financial Officer	2024	106,000		-	-	-	-	-	-	106,000
Xi (Jacob) Cao(3)	2025	96,000		-	-	-	-	-	-	96,000
Chief Operating Officer	-	-		-	-	-	-	-	-	-
Tao Han(4)	2025	86,400		-	-	-	-	-	-	86,400
Former Chief Operating Officer	2024	86,400		-	-	-	-	-	-	86,400

(1)	On August 28, 2025, Mr. Xu entered into an amendment to his employment agreement, which increased his base salary to $180,000, effective January 25, 2025.

(2)	On August 28, 2025, Ms. Lopez entered into an amendment to her employment agreement, which increased her base salary to $120,000, effective January 25, 2025.

(3)	Xi Cao became Chief Operating Officer of the Company, effective February 21, 2025.

(2)	Tao Han resigned as Chief Operating Officer of the Company, effective February 21, 2025.

Policies and Practices Related to the Grant of Certain Equity Awards.

We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. While we do not have a formal policy with respect to the timing of awards of stock options, stock appreciation rights, or similar option-like instruments to our named executive officers, historically, including during fiscal 2025, our compensation committee has not granted such awards. In certain circumstances, including the hiring or promotion of an officer, the compensation committee may approve grants to be effective at other times.

Employment Agreements

We have entered into employment agreements with each of our named executive officers that generally set forth the terms and conditions of employment. The material terms of the employment agreements with each of our named executive officers are described below.

John Xu Employment Agreement

We entered into an employment agreement with Mr. Xu on October 1, 2021 to serve as the Company’s Chief Executive Officer. Mr. Xu’s employment agreement provides for his service as the Company’s Chief Executive Officer for an unspecified term and on an at-will basis. Pursuant to his employment agreement, Mr. Xu is entitled to an annual base salary of $143,000. If Mr. Xu violates the terms of his employment agreement, the Company may terminate his employment without notice and with one-month salary as compensation and as his exclusive remedy. Mr. Xu’s employment agreement also provides for certain non-compete and non-solicitation covenants. The term of Mr. Xu’s employment agreement began on October 1, 2021 for an initial period of three year, and automatically renews for successive three-year periods unless otherwise terminated. On August 28, 2025, Mr. Xu entered into an amendment to his employment agreement, which increased his base salary to $180,000, effective January 25, 2025.

Alexandria M. Lopez Employment Agreement

We entered into an employment agreement with Ms. Lopez on October 1, 2021 to serve as the Company’s Chief Financial Officer. Ms. Lopez’s employment agreement provides for her service as the Company’s Chief Financial Officer for an unspecified term and on an at-will basis. Pursuant to her employment agreement, Ms. Lopez is entitled to an annual base salary of $106,000. If Ms. Lopez violates the terms of her employment agreement, the Company may terminate her employment without notice and with one-month salary as compensation and as her exclusive remedy. Ms. Lopez’s employment agreement also provides for certain non-compete and non-solicitation covenants. The term of Ms. Lopez’s employment agreement began on October 1, 2021 for an initial period of one year, and automatically renews for successive one-year periods unless otherwise terminated. On August 28, 2025, Ms. Lopez entered into an amendment to her employment agreement, which increased her base salary to $120,000, effective January 25, 2025.

Tao Han Employment Agreement

We entered into an employment agreement with Mr. Han on October 1, 2021 to serve as the Company’s Chief Operating Officer. Mr. Han’s employment agreement provides for his service as the Company’s Chief Operating Officer for an unspecified term and on an at-will basis. Pursuant to his employment agreement, Mr. Han was entitled to an annual base salary of $86,400. If Mr. Han violated the terms of his employment agreement, the Company was permitted to terminate his employment without notice and with one-month salary as compensation and as his exclusive remedy. Mr. Han’s employment agreement also provided for certain non-compete and non-solicitation covenants. The term of Mr. Han’s employment agreement began on October 1, 2021 for an initial period of one year, and automatically renewed for successive one-year periods unless otherwise terminated. On February 21, 2025, Tao Han notified the Company of his resignation as Chief Operating Officer of the Company, effective immediately. Mr. Han’s resignation was not a result of any disagreement with the Company or its independent auditor on any matter relating to the Company’s accounting, strategy, management, operations, policies, regulatory matters, or practices.

Xi (Jacob) Cao Employment Agreement

We entered into an employment agreement with Mr. Cao on February 21, 2025 to serve as the Company’s Chief Operating Officer. Mr. Cao’s employment agreement provides for his service as the Company’s Chief Operating Officer begging on February 21, 2025 for an initial period of one year, and automatically renews for successive one-year periods unless otherwise terminated on an at-will basis. Pursuant to his employment agreement, Mr. Cao is entitled to an annual base salary of $96,000.  If Mr. Cao violates the terms of his employment agreement, the Company may terminate his employment without notice and with one-month salary as compensation and as his exclusive remedy. Mr. Cao’s employment agreement also provides for certain non-compete and non-solicitation covenants. The term of Mr. Cao’s employment agreement began on February 21, 2025 for an initial period of one year, and automatically renews for successive one-year periods unless otherwise terminated.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 28, 2025 regarding the beneficial ownership of our Class A and Class B common stock by:

●	each person known by us to beneficially own more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if they have or share the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or have the right to acquire such powers within 60 days. We have based percentage ownership of our common on 17,450,476 shares of our Class A common stock and 2,240,000 shares of our Class B common stock outstanding as of August 28, 2025. Unless noted otherwise, the corporate address of each person listed below is 127 N Garfield Avenue, Monterey Park, California 91754.

	Common Stock Beneficially Owned
	Class A		Class B		% of
Name of Beneficial Owner	Shares	%	Shares	%	Voting Power
5% Stockholders:
Stratton Arms Holding, LLC(1)	10,400,000	59.60%	-	-	26.10%
Amsterdam NYC Fund, LP(2)	3,200,000	18.34%	-	-	8.03%
Golden Tree USA, Inc(3)	-	-	2,240,000	100%	56.21%

Executive Officers and Directors:
John Xu(4)	10,400,000	59.60%	2,240,000	100%	82.31%
Alexandria M. Lopez	-	-	-	-	-
Xi (Jacob) Cao	-	-	-	-	-
Bin Wang	-	-	-	-	-
Dr. Xiaoxia Zhang	-	-	-	-	-
Mark Willis	-	-	-	-	-
Executive Officers and Directors as a group (6 persons)	10,400,000	59.60%	2,240,000	100%	82.31%

*	Represents less than 1%

(1)	Stratton Arms Holding, LLC owns 42.5% of the partnership interest of Amsterdam NYC Fund, LP and acts as the general partner of Amsterdam NYC Fund, LP. Stratton Arms Holding, LLC is deemed to be the beneficial owner of 3,200,000 Class A common stock held indirectly through its ownership in Amsterdam NYC Fund, LP. The address of Stratton Arms Holding, LLC is 3901 Main Street Ste 501, Flushing, NY 11354.

(2)	The address of Amsterdam NYC Fund, LP is 3901 Main Street Ste 501, Flushing, NY 11354.

(3)	The address of Golden Tree USA, Inc is 3901 Main Street Ste 501, Flushing, NY 11354.

(4)	John Xu is 100% owner of Stratton Arms Holding, LLC and Golden Tree USA, Inc. John Xu has sole voting and dispositive power over the shares owned by Stratton Arms Holding, LLC and Golden Tree USA, Inc. John Xu is the Chairman of the Board and Chief Executive Officer of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of April 30, 2025, with respect to all of our compensation plans under which equity securities are authorized for issuance. As of April 30, 2025, there have been no shares issued under our 2023 Stock Incentive Plan.

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	-	$-	-
Equity compensation plans not approved by stockholders		$-	-
Total	-	$-	-

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

o	As of April 30, 2022, the Company owed John Xu $174,594. This amount was repaid on October 20, 2022.

o	On June 30, 2022, the Company acquired 100% of the equity of GF Supermarket of MP, Inc. from DNL Management Inc. (51% ownership) and Ms. Grace Xu (49% ownership). Ms. Grace Xu is the spouse of John Xu, our majority shareholder, Chairman, President and Chief Executive Officer. This acquisition was treated as a related party transaction. The purchase price for this transaction was $1.5 million. On February 21, 2023, the Company and the selling shareholders renegotiated and entered into an Amended Stock Purchase Agreement, with an effective date on October 31, 2022, to amend the purchase price to $2.5 million, which both parties believed reflected the true fair value of Maison Monterey Park. The purchase price was fully paid in October 2023.

o	As of January 31, 2025, the Company had outstanding payable of $222,049 to John Xu. The largest amount of principal outstanding during the year ended April 30, 2024 was $200,811. The payable bears 0% interest per annum and is payable upon demand.

o	On August 25, 2023, New Victory Foods Inc. (“New Victory Foods”), which is 100% owned by John Xu, paid a good-faith escrow deposit of $250,000, on behalf of the Company, to Meng Truong and Paulina Truong as part of the purchase price of Lee Lee. As a result, as of April 30, 2024, the Company had an outstanding payable of $250,000 to New Victory Foods. The payable bears 0% interest per annum and is payable on demand.

o	As of January 31, 2025, the Company had an outstanding payable of $440,166 to Hong Kong Supermarket of Monterey Park, Ltd., which is controlled by John Xu. The largest amount of principal outstanding during the two years ended April 30, 2024 was $440,166. The payable bears 0% interest per annum and is payable on demand.

o	The Company has engaged in sales and purchases of certain supermarket products with HKGF Market of Alhambra, Inc. (“HKGF Alhambra”). Grace Xu, spouse of John Xu, controls HKGF Alhambra with 90% equity ownership, and the Company owns the remaining 10% of the outstanding equity in HKGF Alhambra. The Company had an aggregate of $236,681 supermarket product sales with HKGF Alhambra during the fiscal year ended April 30, 2024.

o	The Company has engaged in sales and purchases of certain supermarket products with HKGF Market of Arcadia, LLC (“HKGF Arcadia”). The Company owns 49% equity interest of HKGF Arcadia. The Company had an aggregate of $119,730 supermarket product sales with HKGF Arcadia during the fiscal year ended April 30, 2024. The Company had an aggregate of $260,262 supermarket product sales with HKGF Arcadia during the nine months ended January 31, 2025.

o	The Company has engaged in sales and purchases of supermarket products with United Food, LLC (“United Food”). John Xu, ultimately owns an aggregate 37.5% equity interest in United Food, of which 20% is through JC Gourmet Management Inc. and 17.5% is through Dai Cheong Trading Co. At April 30, 2024, the Company had an accounts receivable of $292,189 from United Food related to supermarket product sales. At January 31, 2025, the Company had an accounts receivable of $306,275 from United Food related to supermarket product sales.

o	The Company has purchased certain imports and wholesales of groceries from Dai Cheong Trading Co Inc. John Xu controls Dai Cheong Trading Co Inc. with 90% equity ownership through DC Holding CA, Inc. The Company owns the remaining 10% equity of Dai Cheong Trading Co Inc. The Company had an aggregate of $179,963 purchases of import and wholesales of groceries from Dai Cheong Trading Co Inc. during the fiscal year ended April 30, 2024. The Company had an aggregate of $844,075 purchases of import and wholesales of groceries from Dai Cheong Trading Co Inc. during the nine months ended January 31, 2025.

See Note 13 - “Related party balances and transactions” in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended April 30, 2025 filed with the SEC on August 14, 2025.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kreit & Chiu CPA LLP (“KC”) has served as the Company’s independent registered public accounting firm from since January 3, 2023.

The following table sets forth KC’s fees for the years ended April 30, 2025 and April 30, 2024, respectively.

	2025	2024
Audit Fees(1)	$431,570	$569,105
Audit-Related Fees(2)	20,600	17,800
Tax Fees(3)	-	-
All Other Fees(4)	6,053	-
Total	$458,223	$586,905

(1)	“Audit Fees” means the aggregate fees billed for professional services rendered by our independent registered public accountant for the audits of our annual financial statements, the auditors’ attestation of the Company’s internal control over financial reporting, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)	“Audit-Related Fees” means the aggregate fees billed for professional services rendered by our independent registered public accountant that are related to the performance of the audit or review of the our financial statements and are not reported under “Audit Fees” and includes the review of Current Reports on Form 8-K and comfort letters in connection with public offerings.

(3)	“Tax Fees” means the aggregate fees billed for the professional services rendered for tax compliance, tax advice, and tax planning.

(4)	“All Other Fees” means the aggregate fees billed for services provided by our independent registered public accountant, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees.”

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

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by KC for the years ended on April 30, 2025 and April 30, 2024, as described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” on page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See below.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Maison Solutions Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Maison Solutions Inc., dated April 29, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2025).
3.3	Amended and Restated Bylaws of Maison Solutions Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
4.3	Form of Senior Unsecured Convertible Promissory Note, issued March 12, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2025).
4.4	Note Purchase Warrant, dated March 12, 2025, including Form of Additional Note. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2025).
10.1+	Form of Maison Solutions Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.2	Form of Indemnification Agreement between Maison Solutions Inc. and each of the directors and officers thereof (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.3	Form of Employment Agreement between Maison Solutions Inc. and John Xu (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.4	Form of Employment Agreement between Maison Solutions Inc. and Alexandria M. Lopez (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.5	Form of Employment Agreement between Maison Solutions Inc. and Tao Han (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.6	Amended Loan Authorization and Agreement by and between the U.S. Small Business Administration and Good Fortune Supermarket of Monrovia LP, principal amount of $150,000 at 3.75% interest for a term of 30 years dated June 3, 2020 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).

10.7	Loan Authorization and Agreement by and between the U.S. Small Business Administration and Good Fortune Supermarket of San Gabriel LP, principal amount of $2,000,000 at 3.75% interest for a term of 30 years dated January 12, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.8	Amended Loan Authorization and Agreement by and between the U.S. Small Business Administration and Super HK of El Monte Inc, principal amount of $500,000 at 3.75% interest for a term of 30 years dated January 6, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.9	Collaboration Agreement by and between JD E-commerce American Limited and Maison Solutions Inc. dated April 19, 2021 (English Translation) (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.10	Intellectual Property License Agreement by and between JD E-commerce American Limited and Maison Solutions Inc. dated April 19, 2021 (English Translation) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.11	Business Loan Agreement by and between American First National Bank and Good Fortune Supermarket of Monrovia, LP, principal amount of $1,000,000 at 4.5% to 6.5% variable interest for a term of 7 years dated March 2, 2017 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.12	Business Loan Agreement by and between American First National Bank and Good Fortune Supermarket of San Gabriel, LP, principal amount of $1,000,000 at 4.5% to 6.5% variable interest for a term of 7 years dated March 2, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-272123) filed with the SEC on May 22, 2023 and declared effective on June 14, 2023).
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2023).
10.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2023).
10.15***	Stock Purchase Agreement, dated April 4, 2024, by and among AZLL, LLC, Meng Truong and Paulina Truong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2024).
10.16	Form of Senior Secured Note Agreement (included as Exhibit B to the Stock Purchase Agreement filed as Exhibit 10.15 hereto).
10.17	Form of Security Agreement (included as Exhibit E to the Stock Purchase Agreement filed as Exhibit 10.15 hereto).
10.18	Form of Xu Guarantee Agreement (included as Exhibit F to the Stock Purchase Agreement filed as Exhibit 10.15 hereto).
10.19	Form of Purchaser Guarantee Agreement (included as Exhibit G to the Stock Purchase Agreement filed as Exhibit 10.15 hereto).
10.20	First Amendment to Senior Secured Note Agreement, dated October 21, 2024, by and between Lee Lee Oriental Supermart, LLC, AZLL LLC, Maison Solutions Inc., Meng Truong and Paulina Truong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2024).
10.21	Second Amendment to Senior Secured Note Agreement, dated October 21, 2024, by and between Lee Lee Oriental Supermart, LLC, AZLL LLC, Meng Truong and Paulina Truong (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2024).

10.22	First Amendment to Security Agreement, dated October 21, 2024, by and between Lee Lee Oriental Supermart, LLC, AZLL LLC, Meng Truong and Paulina Truong (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2024).
10.23	First Amendment to AZLL Guarantee Agreement, dated October 21, 2024, by AZLL LLC to and for the benefit of Meng Truong and Paulina Truong (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2024).
10.24	First Amendment to Xu Guarantee Agreement, dated October 21, 2024, by John Jun Xu and Grace Xu to and for the benefit of Meng Truing and Paulina Truong (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2024).
10.25	Consulting Services Agreement, dated January 29, 2025, by and among Maison Solutions Inc., Good Fortune Supermarket of Quincy, Inc., Good Fortune Supermarket Group (USA) Inc., Good Fortune Supermarket of VA I, Inc., and Good Fortune Supermarket (Rhode Island) Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.26***	Securities Purchase Agreement, dated March 12, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2025).
10.27	Registration Rights Agreement, dated March 12, 2025, by and between the Company and the Investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2025).
10.28	Note Modification Agreement, dated March 12, 2025, by and between Meng Truong and Paulina Truong, Lee Lee Oriental Supermart, LLC, AZLL LLC, and John Jun Xu and Grace Xu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2025).
10.29+	Amendment to Employment Agreement, dated October 1, 2021, between Maison Solutions Inc. and John Xu, dated August 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2025).
10.30+	Amendment to Employment Agreement, dated October 1, 2021, between Maison Solutions Inc. and Alexandria Lopez, dated August 28, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on August 14, 2025).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (incorporated by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K filed with the SEC on August 14, 2025).
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (incorporated by reference to Exhibit 32.2 to the Company's Annual Report on Form 10-K filed with the SEC on August 14, 2025).
97.1	Maison Solutions Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

***	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Indicates management compensatory agreement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 28, 2025	MAISON SOLUTIONS INC.

	By:	/s/ John Xu
John Xu
Chief Executive Officer, Chairman and President
(Principal Executive Officer)

	By:	/s/ Alexandria M. Lopez
Alexandria M. Lopez
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Xu	Chief Executive Officer, Chairman and President	August 28, 2025
John Xu	(Principal Executive Officer)

/s/ Alexandria M. Lopez	Chief Financial Officer and Director	August 28, 2025
Alexandria M. Lopez	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bin Wang	Director	August 28, 2025
Bin Wang

/s/ Mark Willis	Director	August 28, 2025
Mark Willis

/s/ Dr. Xiaoxia Zhang	Director	August 28, 2025
Dr. Xiaoxia Zhang