Form 10-Q
period 2025-07-31
Maison Solutions Inc.
filed 2025-09-22
CIK 1892292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 001-41720

Maison Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-2498797
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

127 N Garfield Avenue
Monterey Park, CA	91754
(Address of principal executive offices)	(Zip Code)

(718) 673-6078
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock, $0.0001 par value per share	MSS	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 17, 2025, the number of shares of Class A common stock, $0.0001 par value, outstanding was 17,450,476 shares, and the number of shares of Class B common stock, $0.0001 par value, outstanding was 2,240,000 shares.

i

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of July 31, 2025 (Unaudited)	As of April 30, 2025
ASSETS

CURRENT ASSETS
Cash	$1,070,802	$775,360
Accounts receivable	2,342,699	2,658,524
Accounts receivable - related parties	518,289	472,907
Inventories, net	5,890,473	5,324,268
Prepayments	2,640,046	2,423,684
Other receivables and other current assets	734,644	694,943
Other receivables - related parties	138,995	128,995
Total current assets	13,335,948	12,478,681

NON-CURRENT ASSETS
Property and equipment, net	1,566,072	1,646,056
Intangible assets, net	7,280,037	7,419,812
Security deposits	856,008	856,008
Investment under cost method	75,000	75,000
Investment under cost method - related parties	162,665	162,665
Investment under equity method	-	848,493
Operating lease right-of-use assets, net	35,181,175	35,693,340
Goodwill	14,882,849	14,882,849
Total non-current assets	60,003,806	61,584,223

Assets from discontinued operations	-	3,299,985

TOTAL ASSETS	$73,339,754	$77,362,889

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$1,440,200	$1,446,647
Accounts payable	8,480,452	7,986,255
Accounts payable - related parties	568,969	536,373
Accrued expenses and other payables	2,003,203	1,708,304
Other payables - related parties	512,824	512,824
Income tax payable	1,065,488	661,408
Contract liabilities	675,428	701,929
Operating lease liabilities, current	3,425,836	3,403,852
Loan payable, current	65,247	62,212
Notes payable, current	4,882,060	4,887,094
Total current liabilities	23,119,707	21,906,898

NON-CURRENT LIABILITIES
Long-term loan payable	2,536,990	2,553,838
Security deposit from sub-tenants	130,028	131,228
Operating lease liabilities, non-current	34,756,278	35,180,573
Notes payable, non-current	-	754,966
Convertible note payable	1,018,670	584,199
Derivative liability	694,326	1,004,230
Deferred tax liability, net	1,100,377	1,183,914
Total non-current liabilities	40,236,669	41,392,948

Liabilities from discontinued operations	-	2,423,014

TOTAL LIABILITIES	63,356,376	65,722,860

Commitment and contingencies (Note 17)

STOCKHOLDER’S EQUITY
Class A Common stock, $0.0001 par value, 97,000,000 shares authorized; 17,450,476 shares issued and outstanding as of July 31, 2025 and April 30, 2025	1,745	1,745
Class B Common stock, $0.0001 par value, 3,000,000 shares authorized; 2,240,000 shares issued and outstanding	224	224
Additional paid in capital	13,313,523	13,313,523
Accumulated deficit	(3,189,756)	(1,648,223)

Total Maison Solutions, Inc. stockholders’ equity	10,125,736	11,667,269

Noncontrolling interest	(142,358)	(27,240)

Total stockholders’ equity	9,983,378	11,640,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,339,754	77,362,889

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,
	2025	2024

Revenue	$27,165,134	$28,178,091

Cost of goods sold	20,606,000	20,040,443

Gross profit	6,559,134	8,137,648

Operating expenses
Selling expenses	4,767,089	4,469,804
General and administrative expenses	1,607,830	1,597,445

Total operating expenses	6,374,919	6,067,249

Income from operations	184,215	2,070,399

Non-operating income (expenses)
Interest expense, net	(652,409)	(179,056)
Investment loss	(848,493)	(206,803)
Change in fair value of derivative liability	309,904	-
Other income, net	496,174	9,571

Non-operating expenses, net	(694,824)	(376,288)

Income (loss) before income taxes	(510,609)	1,694,111

Income tax expenses	320,543	628,780

Net income (loss) from continuing operation	(831,152)	1,065,331
Net loss from discontinued operations	(825,499)	(447,505)

Net income (loss)	(1,656,651)	617,826

Net loss attributable to noncontrolling interests from continuing operation	(46,354)	(45,805)
Net loss attributable to noncontrolling interests from discontinued operation	(68,764)	(37,277)

Net loss attributable to noncontrolling interest	(115,118)	(83,082)

Net income (loss) attributable to the Company from continuing operation	(784,798)	1,111,136
Net loss attributable to the Company from discontinued operation	(756,735)	(410,228)

Net income (loss) attributable to Maison Solutions, Inc.	$(1,541,533)	$700,908

Net income (loss) per share attributable to Maison Solutions, Inc.
Basic *	$(0.08)	$0.04
Diluted *	$(0.08)	$0.04
Weighted average number of common stock outstanding - basic	19,690,476	19,690,476
Weighted average number of common stock outstanding - diluted	21,864,389	19,690,476

*	Earnings per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the three months ended July 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED JULY 31, 2025 AND 2024

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Share	Amount	Capital	Deficit	Interests	Equity
Balance at April 30, 2025	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(1,648,223)	$(27,240)	$11,640,029
Net loss	-	-	-	-	-	(1,541,533)	(115,118)	(1,656,651)
Balance at July 31, 2025	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(3,189,756)	$(142,358)	$9,983,378

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at April 30, 2024	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(2,817,496)	$221,124	$10,719,120
Net income	-	-	-	-	-	700,908	(83,082)	617,826
Balance at July 31, 2024	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(2,116,588)	$138,042	$11,336,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(1,656,651)	$617,826
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	220,759	266,895
Inventory impairment	215,594	204,604
Investment loss	848,493	206,803
Loss from disposal of assets due to store closure	489,380	-
Amortization of debt discount and debt issuance cost of convertible note	434,472	-
Change in fair value of derivative liability	(309,904)	-
Changes in deferred taxes	(83,537)	(17,458)
Changes in operating assets and liabilities:
Accounts receivable	315,825	(10,831)
Accounts receivable - related parties	(45,382)	(217,153)
Inventories	(394,209)	(753,104)
Prepayments	(216,362)	(105,091)
Other receivables and other current assets	(39,701)	752,663
Accounts payable	494,196	2,091,840
Accounts payable - related parties	32,596	(899)
Accrued expenses and other payables	294,899	(246,651)
Income tax payable	404,080	713,504
Contract liabilities	(26,501)	(67,886)
Operating lease liabilities	109,854	134,896
Other long-term payables	(1,200)	15,432
Net cash provided by operating activities	1,086,701	3,585,390

Cash flows from investing activities
Payment for equipment purchase	(1,000)	(102,631)
Net cash used in investing activities	(1,000)	(102,631)

Cash flows from financing activities
Bank overdraft	(6,447)	1,707,376
Borrowing from related parties	-	413,738
Loan to related party	(10,000)	-
Repayment of loan payable	(13,812)	(16,078)
Repayment of notes payable arising from acquisition of Lee Lee	(760,000)	(5,000,000)
Net cash used in financing activities	(790,259)	(2,894,964)

Net changes in cash	295,442	587,795
Cash at the beginning of the period	775,360	1,101
Cash at the end of the period	$1,070,802	$588,896

Supplemental disclosure of cash flow information
Cash paid for interest	$182,893	$183,387
Cash paid for income taxes	$-	$9,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025 (UNAUDITED) AND APRIL 30, 2025

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

The interim unaudited consolidated financial information as of July 31, 2025 and for the three months periods ended July 31, 2025 and 2024 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025, previously filed with the SEC on August 14, 2025.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim consolidated financial position as of July 31, 2025, its interim consolidated results of operations and cash flows for the three months ended July 31, 2025 and 2024, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of consolidation

The unaudited consolidated financial statements include the financial statements of the Company and its subsidiaries and, when applicable, entities for which the Company has a controlling financial interest. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

As of July 31, 2025 and April 30, 2025, the Company had NCIs of $(142,358) and $(27,240), respectively, which represent 9% of the equity interest of Maison San Gabriel, 14.75% of the equity interest of Maison Monrovia and 8.33% of the equity interest of Maison El Monte. For the three months ended July 31, 2025 and 2024, the Company had net loss of $115,118 and $83,082 respectively, that were attributable to NCIs.

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

Cash and cash equivalents

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of July 31, 2025 and April 30, 2025, cash balances held in the banks, exceeding the standard insurance amount, are $373,137 and $91,692, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

Restricted cash

Restricted cash is an amount of cash deposited with banks in conjunction with borrowings from banks. Restriction on the use of such cash and the interest earned thereon is imposed by the banks and remains effective throughout the terms of the bank borrowings and notes payable. Restricted cash is classified as non-current assets on the Company’s consolidated balance sheets, as all the balances are not expected to be released to cash within the next 12 months. As of July 31, 2025 and April 30, 2025, the Company did not have any restricted cash.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of July 31, 2025 and April 30, 2025, there was no allowance for credit losses.

Accounts receivable — related parties

Accounts receivable consists primarily of receivables from related parties on 30-day credit terms and are presented net of an allowance for estimated uncollectible amounts. The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the accounts receivable is written off against the allowance. As of July 31, 2025 and April 30, 2025, the allowance for credit losses was $29,493 and $29,493, respectively.

Prepayments

Prepayments are mainly comprised of cash deposited and advanced to suppliers for future inventory purchases and services to be performed. This amount is refundable and bears no interest. For any prepayments that management determines will not be in receipts of inventories, services, or refundable, the Company recognizes an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of July 31, 2025 and April 30, 2025, the Company had made prepayments to its vendors of $2,640,046 and $2,423,684, respectively. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary.

Other receivables and other current assets

Other receivables and other current assets primarily include non-interest-bearing loans of the other business entities, mainly the Company’s major vendors. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Management reviews the composition of other receivables and analyzes historical bad debts, and current economic trends to evaluate the adequacy of the reserves. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of July 31, 2025 and April 30, 2025, the Company did not have any bad debt allowance for other receivables.

Inventories, net

Inventories consisting of finished goods and products available for sale are primarily accounted for using the first-in, first-out method. Merchandise inventories are valued at the lower of cost or net realizable value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, liquidations, and expected recoverable values of each disposition category. The Company recorded inventory shrinkage based on the historical data and management’s estimates and provides a reserve for inventory shrinkage for the three months ended July 31, 2025 and 2024. The Company provided a reserve for inventory shrinkage of $215,594 and $204,604 during the three months ended July 31, 2025 and 2024.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the three months ended July 31, 2025 and 2024.

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

Effective on December 14, 2023, the Company purchased 10% equity interest in TMA Liquor Inc. (“TMA”), a liquor wholesale company, for $100,000. The Company paid $75,000 as of July 31, 2025.

Equity method investment

During the year ended April 30, 2024, the Company invested $1,862,000 for 49% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). See Note 7 — “Equity method investment”. The Company has determined that HKGF Arcadia is not a variable interest entity (“VIE”) and has evaluated its consolidation analysis under the voting interest model with the facts that the Company does not own greater than 50% of the outstanding voting shares, either directly or indirectly; the Management team of HKGF Arcadia was appointed by the 51% shareholder despite Maison and the 51% shareholder each appointed one director to the Board of Directors of HKGF Arcadia, the Company concluded that it should account for its investment in HKGF Arcadia under the equity method of accounting. Under this method, the investor (“Maison”) recognizes its share of the profits and losses of the investee (“HKGF Arcadia”) in the periods when these profits and losses are also reflected in the accounts of the investee. Any profit or loss recognized by the investor appears in its income statement, any recognized profit increases the investment recorded by the investor, while a recognized loss decreases the investment.

Investment in equity securities is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to (i) the nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period sufficient to allow for any anticipated recovery in fair value. During the three months ended July 31, 2025, the Company recorded $848,493 impairment charges for its investments in HKGF Market of Arcadia due to the Company’s plan of closing the supermarket business at this location.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). The Company did not record any impairment loss during the three months ended July 31, 2025 and 2024.

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

Instruments classified as derivative liability is remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on the consolidated statement of operations. The Company had derivative liability of $694,326 and $1,004,230 as of July 31, 2025 and April 30, 2025, respectively.

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

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. As of July 31, 2024 and April 30, 2025, the Company has level 2 fair value calculations on derivative liability.

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

The following is the change in derivative liability for the three months ended July 31, 2025:

Balance, May 1, 2025	$1,004,230
Issuance of new derivative liability	—
Conversions	—
Change in fair market value of derivative liability	(309,904)
Balance, April 30, 2025	$694,326

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

The Company sells Company gift cards to customers. There are no administrative fees on unused gift cards, and the gift cards do not have an expiration date. Gift card sales are recorded as contract liability when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company’s gift card breakage rate is based upon historical redemption patterns, and it recognizes breakage revenue utilizing the redemption recognition method. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift card been redeemed. The Company’s contract liability related to gift cards was $675,428 and $701,929 as of July 31, 2025 and April 30, 2025, respectively.

The following table summarizes disaggregated revenue from contracts with customers by product group: perishable and non-perishable goods. Perishable product categories include meat, seafood, vegetables, and fruit. Non-perishable product categories include grocery, liquor, cigarettes, lottery, newspaper, reusable bag, non-food, and health products.

	Three Months ended July 31,
	2025	2024
Perishables	$14,148,985	$14,441,407
Non-perishables	13,016,149	13,736,684
Total revenue *	$27,165,134	$28,178,091

* Total revenue did not include the revenue of Maison El Monte due to closure of the supermarket in June 2025. For the three months ended July 31, 2025 and 2024, Maison El Monte has sales of $753,579 and $1,471,289, respectively.

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

Selling expenses

Selling expenses mainly consist of advertising costs, promotion expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expensed when the services are performed. The Company’s advertising expenses excluding Maison El Monte were $23,247 and $30,648 for the three months ended July 31, 2025 and 2024, respectively . The Company’s advertising expenses for Maison EL Monte were $nil and $6,219 for the three months ended July 31, 2025 and 2024.

General and administrative expenses

General and administrative expenses mainly consist of payroll and related costs for employees involved in general corporate functions, professional fees and other general corporate expenses, as well as expenses associated with the use by these functions of facilities and equipment, such as rental and depreciation expenses.

Concentrations of risks

(a) Major customers

For the three months ended July 31, 2025 and 2024, the Company did not have any customers that accounted for more than 10% of consolidated total net sales.

(b) Major vendors

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the three months ended July 31, 2025 and 2024.

Three Months Ended July 31, 2025		Three Months Ended July 31, 2024
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	11%	A	11%
B	3%	B	11%

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended July 31, 2025 and 2024:

	For the three months ended July 31,
	2025	2024
Net income (loss) attributable to the Company from continuing operation	$(784,798)	$1,111,136
Net loss attributable to the Company from discontinued operation	(756,735)	(410,228)
Weighted average common stock outstanding - basic	19,690,476	19,690,476
Convertible note	2,173,913	-
Weighted average common stock outstanding - diluted	21,864,389	19,690,476
Net income (loss) per share of common stock from continuing operation - basic	$(0.04)	$0.06
Net loss per share of common stock from discontinued operation -basic	$(0.04)	$(0.02)
Net loss per share of common stock from continuing operation – diluted	$(0.04)*	$0.06
Net loss per share of common stock from discontinued operation -diluted	$(0.04)*	$(0.02)

* Earnings per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the three months ended July 31, 2025.

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

3. Inventories, net

A summary of inventories, net was as follows:

	July 31, 2025	April 30, 2025

Perishables	$1,965,073	$508,568
Non-perishables	4,454,684	5,122,223
Reserve for inventory shrinkage	(529,284)	(306,523)
Inventories, net	$5,890,473	$5,324,268

As of April 30, 2025, inventory from Maison EL Monte was $430,656.

Movements of reserve for inventory shrinkage were as follows:

	Three Months Ended July 31, 2025	Three Months Ended July 31, 2024

Beginning balance	$313,690	$36,790
Provision for inventory shrinkage reserve	215,594	204,604
Ending Balance	$529,284	$241,394

For the three Months ended July 31, 2024, inventory shrinkage reverse from Maison EL Monte was $778.

4. Prepayments

Prepayments consisted of the following:

	July 31, 2025	April 30, 2025

Prepayment for inventory purchases	$2,171,111	$1,954,748
Prepaid directors and officers (“D&O”) insurance	96,730	116,731
Prepaid income tax	196,900	196,900
Prepaid professional service	25,902	25,902
Prepaid rent	129,403	129,403
Total prepayments	$2,640,046	$2,423,684

As of July 31, 2025, the prepayment for inventory purchases mainly consisted of $1,102,266 paid to GF Distribution, Inc., one of the Company’s major vendors; and $1,058,845 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor, and prepayment to other vendors of $10,000.

As of April 30, 2025, the prepayment for inventory purchases mainly consisted of $981,446 paid to GF Distribution, Inc., one of the Company’s major vendors; and $963,302 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor, and prepayment to other vendors of $10,000.

As of April 30, 2025, $15,798 Maison El Monte’s prepayment was disposed due to store closure.

5. Property and equipment, net

Property and equipment consisted of the following:

	July 31, 2025	April 30, 2025

Furniture & Fixtures	$3,180,365	$3,180,365
Equipment	4,122,982	4,121,982
Leasehold Improvement	1,930,236	1,930,236
Automobile	699,019	699,019
Total property and equipment	9,932,602	9,931,602
Accumulated depreciation	(8,366,530)	(8,285,546)
Property and equipment, net	$1,566,072	$1,646,056

Depreciation expenses included in the general and administrative expenses for the three months ended July 31, 2025 and 2024 were $7,362 and $11,556, respectively. Depreciation expense included in the cost of sales for the three months ended July 31, 2025 and 2024 were $73,622 and $115,563, respectively.

Depreciation expenses included in the general and administrative expenses for Maison El Monte for the three months ended July 31, 2025 and 2024 were $975 and $3,327, respectively. Depreciation expenses included in the cost of sales for Maison El Monte for the three months ended July 31, 2025 and 2024 were $9,754 and $33,265, respectively.

As of April 30, 2025, the net property and equipment for Maison El Monte was $387,876.

6. Intangible assets

Intangible assets consisted of the following:

	July 31, 2025	April 30, 2025

Liquid license	$17,482	$17,482
Software systems (a)	2,950,000	2,950,000
Trademark (b)	5,194,000	5,194,000
Total intangible assets	8,161,482	8,161,482
Accumulated amortization	881,445	741,670
Intangible assets, net	$7,280,037	$7,419,812

(a)	Software systems

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

On March 30, 2025, the Company sold software license of above two software to four licensees for a total of $2.6 million.

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

The amortization expense for the three months ended July 31, 2025 and 2024 was $139,775 and $139,775, respectively. The amortization expense for Maison El Monte for the three months ended July 31, 2025 and 2024 was $291 and 291, respectively. Estimated amortization expense for each of the next five years from July 31, 2025 is as follows: $559,099, $559,099, $559,099, $559,099 and $559,099.

7. Equity method investment

During the year ended April 30, 2024, the Company invested $1,862,000 for 49% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). As of April 30, 2025, the carrying amount of the investment in HKGF Arcadia was $848,493, which was before the impairment charge discussed as follows. During the three months ended July 31, 2025, the Company recorded $848,493 impairment charges for its investments in HKGF Market of Arcadia due to the Company’s plan of closing the supermarket business in this location. The Company recorded $166,028 investment loss for the three months ended July 31, 2024. As of July 31, 2025, the Company incurred accumulated investment loss of $1,862,000.

The following table shows the unaudited condensed balance sheet of HKGF Arcadia as of July 31, 2025.

July 31, 2025 (Unaudited)
ASSETS
Current Assets
Cash and equivalents	$13,090
Accounts receivable	10,032
Inventories, net	55,658
Total Current Assets	78,780
Property and equipment, net	1,005,116
Intangible asset, net	27,731
Goodwill	1,680,000
Security deposits	167,402
Total Assets	$2,959,029

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,445,410
Other payables	38,294
Bank overdraft	388,145
Contract liabilities	20,108
Loan from shareholder	137,000
Total Current Liabilities	2,028,957

Total Liabilities	2,028,957

Stockholders’ Equity
Paid in Capital	3,800,000
Subscription receivable	(254,933)
Accumulated deficit	(2,614,995)
Total Stockholders’ Equity	930,072
Total Liabilities and Stockholders’ Equity	$2,959,029

The following table shows the unaudited condensed statement of operations of HKGF Arcadia for the three months ended July 31, 2025 and 2024.

	For the three months ended July 31, 2025 (unaudited)	For the three months ended July 31, 2024 (unaudited)
Net Revenues
Supermarket	$1,523,712	$1,567,323
Total Revenues, Net	1,523,712	1,567,323

Cost of Revenues
Supermarket	1,401,768	1,226,784
Total Cost of Revenues	1,401,768	1,226,784

Gross Profit	121,944	340,539

Operating Expenses	670,144	682,855
Total Operating Expenses	670,144	682,855
Loss from Operations	(548,200)	(342,316)

Other income	7,200	3,484
Loss Before Income Taxes	(541,000)	(338,832)

Income Taxes	—	—
Net Loss	(541,000)	(338,832)

Net Loss Attributable to Maison Solutions Inc.	$(265,090)	$(166,028)

8. Goodwill

Goodwill represented the excess fair value of the assets under the fair value of the identifiable assets owned at the closing of the acquisition of Maison Monterey Park and Lee Lee, including an assembled workforce, which cannot be sold or transferred separately from the other assets in the business. See Note 19 — “Acquisition of subsidiary” for additional information. As of July 31, 2025 and April 30, 2025, the Company had goodwill of $14,882,849 , consisting of $2,222,211 arising from Maison Monterey Park and $12,660,638 arising from the Lee Lee acquisition. The Company concluded there was no impairment to the goodwill for the three months ended July 31, 2025 and 2024.

9. Accrued expenses and other payables

Accrued expenses and other payables consisted of the following:

	July 31, 2025	April 30, 2025

Accrued payroll	$1,255,150	$1,023,151
Accrued interest expense	225,775	186,076
Accrued loss for legal matters (Note 17)	5,128	5,128
Other payables	254,533	193,907
Due to third parties, non-interest bearing, payable upon demand	145,774	145,774
Sales tax payable	116,843	154,268
Total accrued expenses and other payables	$2,003,203	$1,708,304

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

During the three months ended July 31, 2025, the Company repaid $760,000 on this note and recorded $157,676 interest expense. As of July 31, 2025 and April 30, 2025, the Company had an outstanding note payable of $4,882,060 and $5,642,060, respectively, to the sellers of Lee Lee. The Company repay the full amount of this note on September 8, 2025.

11. Convertible notes payable

Unsecured promissory note entered on March 12, 2025

On March 12, 2025, the Company entered into a note purchase agreement with an investor, pursuant to which the Company issued the Investor i) an unsecured promissory note in the principal amount of $3,000,000 (the “initial Note”), for $2,335,000 in gross proceeds and ii) a note purchase warrant, which is exercisable for one or more Notes in the aggregate original principal amount of up to $6,500,000 (the “Incremental Warrant”) with an original issue discount of 8.5% and termination date on March 12, 2028. The Note included an original issue discount (“OID”) of $255,000 along with debt issuance cost $410,000 for investor’s fees, costs and other transaction expenses in connection with the issuance of the note. In addition, the Company valued the conversion feature of this promissory note on the date of issuance resulting in an initial fair value of $1,806,218 and was recorded as a discount to the note with corresponding account credit to derivative liability (see further discussion below). The OID, debt issuance cost and the fair value of conversion feature at note issuance date were recognized as debt discounts and are amortized over the term of the note using the straight-line method.

	July 31, 2025	April 30, 2025
Convertible note, principal	$3,000,000	$3,000,000
Debt discount	(2,471,218)	(2,471,218)
Amortization of debt discount	489,888	55,417
Convertible note, net	$1,018,670	$584,199

The Initial Note is a senior unsecured obligation of the Company and has a maturity date of March 12, 2027, which may be extended at the option of the Holder with the express written consent of the Company pursuant to the terms of the Initial Note. The Initial Note bears interest at a rate to 5.25% per annum and may increase to a rate of 18.00% per annum upon the occurrence of an Event of Default (as defined in the Initial Note), for so long as such event remains uncured. Accrued interest will be paid on a monthly basis and, at the Company’s option, will either be paid in cash or paid-in-kind in shares of Common Stock, subject to certain terms and conditions as set forth in the Initial Note. During the three months ended July 31, 2025, the Company recorded interest expense of $39,699 on this note.

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

The promissory note requires the Company to maintain, or cause to be maintained, as of the end of each Fiscal Quarter (and/or Fiscal Year, as applicable) a balance of available cash in an aggregate amount equal to or exceeding $500,000 (the “Financial Test” or “Financial Covenants”). The Company did not meet this test as of July 31, 2025.

The Note Holder may exercise the Incremental Warrant, in whole or in part, in increments of up to $1,500,000, but subject to a minimum increment of $250,000, at any time prior to March 12, 2028. The Incremental Warrant also provides that the Company may request that the Holder exercise the Incremental Warrant if certain terms and conditions are satisfied as set forth in the Incremental Warrant. The aggregate exercise price to purchase the maximum aggregate principal amount of Additional Notes issuable under the Incremental Warrant is $5,947,500, which gives effect to an original issue discount of eight and a half percent (8.5%) for each such Additional Note issued upon the exercise of the Incremental Warrant. The Note Holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the ninetieth (90) Trading Day following the effective date of the initial Registration Statement (the “Initial Exercise Date”) and on or prior to 5:00 p.m. (New York City time) on March 12, 2028 (the “Termination Date”) but not thereafter, to subscribe for and purchase from Maison. The incremental warrant is contingent for exercise upon effectiveness of the initial registration statement, as of July 31, 2025, the initial registration statement was not effective yet and is under SEC review, however, the Company expects it will meet the registration effectiveness deadline described below.

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

During the three months ended July 31, 2025, there was no conversion for the convertible note. On July 31, 2025, the derivative liability on the outstanding convertible note were revalued at $694,326 resulting in a gain of $309,904 for the three months ended July 31, 2025, related to the change in fair value of the derivative liability. The derivative liability was revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $1.38, the closing stock price of the Company’s common stock on the date of valuation of $1.00, an expected dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 4.01%, and an expected term of 1.61 years.

12. Loan payables

A summary of the Company’s loans was listed as follows:

Lender	Due date	July 31, 2025	April 30, 2025

U.S. Small Business Administration	June 15, 2050	2,602,237	2,616,050
Total loan payables		2,602,237	2,616,050
Current portion of loan payables		(65,247)	(62,212)
Non-current loan payables		$2,536,990	$2,553,838

U.S. Small Business Administration (the “SBA”)

Borrower	Due date	July 31, 2025	April 30, 2025

Maison Monrovia	June 15, 2050	$150,000	$150,000
Maison San Gabriel	June 15, 2050	1,956,846	1,967,874
Maison El Monte	June 15, 2050	495,391	498,176
Total SBA loan payables		$2,602,237	$2,616,050

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

During the three months ended July 31, 2025 and 2024, the Company made aggregate repayment of the SBA loans of $39,030 and $39,030 (which includes principal of and interest expense).

As of July 31, 2025, the future minimum principal amount of loan payments to be paid by year were as follows:

Year Ending April 30,	Amount

2026	$65,247
2027	65,247
2028	65,247
2029	65,247
2030	65,247
Thereafter	2,276,002
Total	$2,602,237

13. Related party balances and transactions

Related party transactions

Sales to related parties

Name of Related Party	Nature	Relationship	Three Months ended July 31, 2025	Three Months ended July 31, 2024

HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	121,118	36,012
Grantstone, Inc.	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	-	1,232
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	-	76,399
Total			$121,118	$113,643

For the three Months ended July 31, 2025 and 2024, sales to related parties for Maison El Monte was $9,447 and $12,835, respectively.

Purchases from related parties

Name of Related Party	Nature	Relationship	Three Months Ended July 31, 2025	Three Months Ended July 31, 2024

United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$2,764	$1,162
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	54,366	14,387
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	274,703	33,716
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	-	12,776
Total			$331,833	$62,041

For the three Months ended July 31, 2025 and 2024, purchase from related parties for Maison El Monte was $3,834 and $11,328, respectively.

Investment in equity purchased from related parties

Name of Investment Company	Nature of Operation	Investment percentage	Relationship	As of July 31, 2025	As of April 30, 2025

Dai Cheong Trading Co Inc.	Import and wholesales of groceries	10%	John Xu, the Company’s Chief Executive Officer, Chairman and President, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	$162,665	$162,665
Total				$162,665	$162,665

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

Related party balances

Accounts receivable — sales to related parties

Name of Related Party	Nature	Relationship	July 31, 2025	April 30, 2025

HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	$131,967	$62,444
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	-	19,223
JC Business Guys, Inc.	Supermarket product sales	Shareholder with 51% equity interest of HKGF Market of Arcadia, LLC	72,810	66,728
Grantstone Inc.	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	9,570	11,864
United Food, LLC	Supermarket product sales	John Xu, ultimately owns 24% of United Food, LLC	303,942	312,647
Total			$518,289	$472,907

Accounts payable — purchase from related parties

Name of Related Party	Nature	Relationship	July 31, 2025	April 30, 2025

Hong Kong Supermarket of Monterey Park, Ltd.	Due on demand, non-interest bearing	John Xu, controls this entity	$440,166	$440,166
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	34,556	54,251
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc. prior to the 10% equity interest acquisition by Maison	94,247	41,956
Total			$568,969	$536,373

Other receivables — related parties

Name of Related Party	Nature	Relationship	July 31, 2025	April 30, 2025

Ideal Investment	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	$3,995	$3,995
Ideal City Capital	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	30,000	30,000
HKGF Market of Arcadia, LLC	Due on demand, non-interest bearing	Maison owns 49% equity interest	105,000	95,000
Total			$138,995	$33,995

Other payables — related parties

Name of Related Party	Nature	Relationship	July 31, 2025	April 30, 2025

John Xu	due on demand, non-interest bearing	The Company’s Chief Executive Officer, Chairman and President	$222,049	$222,049
Grace Xu	due on demand, non-interest bearing	Spouse of John Xu	40,775	40,775
New Victory Foods Inc	due on demand, non-interest bearing	John Xu, owns this entity with 100% ownership	250,000	250,000
Total			$512,824	$512,824

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

The Company’s leases mainly consist of store rent and copier rent. The store lease detail information is listed below:

Store	Lease Term Due
Maison Monrovia*	August 31, 2055 (with extension)
Maison San Gabriel	November 30, 2030
Maison El Monte**	July 14, 2028
Maison Monterey Park	May 1, 2028
Lee Lee - Peoria store	January 31, 2044 (with extension)
Lee Lee - Chandler store	February 8, 2049 (with extension)
Lee Lee - Tucson store	December 31, 2050 (with extension)

*	On April 1, 2023, the Company renewed lease of Maison Monrovia for additional five years with new monthly based rent of $40,000 for first year and 3% increase for each of the next four years. On July 6, 2023, the Company and the lessor entered an amendment to lease, pursuant to which the lessor will provide monthly basic rent abatement of $5,000 from August 1, 2023 through March 31, 2024, $2,500 from April 1, 2024 through March 31, 2025, and $1,000 from April 1, 2025 through March 31, 2026. As a result of increased monthly base rent, the Company remeasured the lease and determined the ROU and lease liability of this lease increased by $3.62 million for each.
**	Lease for Maison El Monte was terminated early on June 7, 2025. For more information, see Note 19.

As of July 31, 2025, the average remaining term of the supermarkets’ store lease was 22.18 years. As of April 30, 2025, the average remaining term of the supermarkets’ store lease was 15.80 years.

In June and November 2022, the Company entered three leases for three copiers with terms of 63 months for each. In January 2024, Maison El Monte entered a lease for copier with terms of 63 months. As of July 31, 2025, the average remaining term of the copier lease was 2.30 years. As of April 30, 2025, the average remaining term of the copier lease is 2.87 years.

The copier lease detail information was listed below:

Store	Lease Term Due
Maison Monrovia	January 1, 2028
Maison San Gabriel	January 1, 2028
Maison Monterey Park	August 1, 2027

The Company’s total lease expenses under ASC 842 are $0.93 million and $1.13 million for the three months ended July 31, 2025 and 2024, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of range from 4.5% to 7.50%, which was determined using the Company’s incremental borrowing rate.

The Company’s operating ROU assets and lease liabilities were as follows:

	July 31, 2025	April 30, 2025

Operating ROU:
ROU assets – supermarket leases	$35,166,560	$35,669,333
ROU assets – copier leases	14,615	24,007
Total operating ROU assets	$35,181,175	$35,693,340

	July 31, 2025	April 30, 2025

Operating lease obligations:
Current operating lease liabilities	$3,425,836	$3,403,852
Non-current operating lease liabilities	34,756,278	35,180,573
Total lease liabilities	$38,182,114	$38,584,425

As of April 30, 2025, Maison El Monte’s operating ROU assets and lease liabilities were $2,365,655 and $2,365,655.

As of July 31, 2025, the five-year maturity of the Company’s operating lease liabilities was as following:

Twelve Months Ended July 31,	Operating lease liabilities
2026	$3,425,836
2027	3,492,291
2028	3,378,594
2029	2,654,783
2030	2,733,763
Thereafter	48,725,311
Total future undiscounted lease payments	64,410,578
Less: interest	(26,228,464)
Present value of lease liabilities	$38,182,114

15. Stockholder’s equity

Common stock

Maison was initially authorized to issue 500,000 shares of common stock with a par value of $0.0001 per share. On September 8, 2021, the total number of authorized shares of all classes of stock was increased to 100,000,000 by way of a 200-for-1 stock split, among which, the authorized shares were divided into (i) 95,000,000 shares of common stock, par value of $0.0001 per share (the “common stock”) of which (a) 92,000,000 shares shall be a series designated as Class A common stock (the “Class A common stock”), and (b) 3,000,000 shares shall be a series designated as Class B common stock (the “Class B common stock”), and (ii) 5,000,000 shares of preferred stock, par value $0.0001 per share (the “preferred stock”). For the Class A common stock and Class B common stock, the rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one (1) vote. Each share of Class B common stock is entitled to ten (10) votes and is convertible at any time into one share of Class A common stock. As of July 31, 2025, John Xu, the Company’s Chief Executive Officer, Chairman and President, holds all of our outstanding shares of Class B common stock. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively adjusted to reflect (i) the increase of share capital as if the change of share numbers became effective as of the beginning of the first period presented for Maison Group and (ii) the reclassification of all outstanding shares of our common stock beneficially owned by Golden Tree USA Inc. into Class B common stock, which are collectively referred to as the “Reclassification.”

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

Following is a summary of the activities of warrants for the three months ended July 31, 2025:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years

Outstanding as of April 30, 2025	125,000	$4.80	3.32
Exercisable as of April 30, 2025	—	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of July 31, 2025	125,000	$4.80	3.07
Exercisable as of July 31, 2025	—	—	—

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

The provision for income taxes provisions consisted of the following components:

	Three Months ended July 31, 2025	Three Months ended July 31, 2024

Current:
Federal income tax expense	$318,371	$503,111
State income tax expense	85,709	143,127
Deferred:
Federal income tax benefit	(80,694)	(14,561)
State income tax benefit	(2,843)	(2,897)
Total	$320,543	$628,780

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income (loss) before income taxes:

	Three Months ended July 31, 2025	Three Months July 31 30, 2024

Federal statutory rate expense (benefit)	(107,227)	355,763
State statutory rate, net of effect of state income tax deductible to federal income tax	(64,615)	49,705
Permanent difference – penalties, interest, and others	14,578	12,892
Change in valuation allowance *	477,807	210,420
Tax expense per financial statements	320,543	628,780

*	excludes the amount of Maison El Monte due to discontinued operation presentation

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes were comprised of the following:

	July 31, 2025	April 30, 2025

Deferred tax assets:
Bad debt expense	$75,141	$75,141
Inventory impairment loss	132,815	78,988
Investment loss	532,391	294,983
Lease liabilities, net of ROU	825,493	796,543
NOL	1,289,678	871,411
Valuation allowance	(2,750,737)	(2,079,374)
Deferred tax assets, net	$104,781	$37,692

Deferred tax liability:
Trademark acquired at acquisition of Maison Monterey Park and Lee Lee	$1,205,158	$1,221,606
Deferred tax liability, net of deferred tax assets	$1,100,377	$1,183,914

As of July 31, 2025 and April 30, 2025, Maison and Maison El Monte had approximately $4.31 million and $2.05 million, respectively, of U.S. federal NOL carryovers available to offset future taxable income which do not expire but are limited to 80% of income until utilized. As of July 31, 2025 and April 30, 2025, Maison and Maison El Monte had approximately $4.33 million and $3.20 million, respectively, of California state net operating loss which can be carried forward up to 20 years to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

As of July 31, 2025, the Company’s U.S. income tax returns filed for the year ending on December 31, 2021 and thereafter are subject to examination by the relevant taxation authorities.

17. Other income

For the three months ended July 31, 2025, other income mainly consisted of 1) $0.31 million from change in fair value of derivative liability of a convertible note, 2) $0.34 million consulting income for providing comprehensive consulting services focusing on enhancing operational efficiency, optimizing resource allocation, and supporting overall business growth to other non-related supermarkets, 3) income tax refund of $0.1 million, and 4) $ 51,093 other income.

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

19. Closure of Maison El Monte store

As part of the Company’s ongoing commitment to improve its profitability and support sustainable growth, the Company closed Maison El Monte store. On June 7, 2025, Maison EL Monte, Inc. entered into a lease termination agreement with Jendo Ermi, LP (“Lessor”). Pursuant to the agreement, the lessee Maison El Monte agreed to pay the lessor a total sum of One Hundred Thousand Dollars ($100,000) as consideration for the lessor’s agreement to terminate the lease and release the lessee from all obligations and liabilities under the lease, including, but not limited to, any outstanding rent.

The following table summarizes the carrying value of the assets and liabilities of discontinued operations Maison El Monte at June 7, 2025.

Inventory	$43,066
Other current assets	15,797
Operating lease right-of-use assets, net	2,365,655
Fixed assets, net	387,876
Security deposits	114,350

Total assets	$2,912,394

Accrued liability and other payables	$57,359
Lease liabilities	2,365,655

Total liabilities	$2,423,014

The following tables shows the results of operations relating to discontinued operations Maison El Monte for the three months ended July 31, 2025 and 2024, respectively.

	Three Months ended July 31
	2025	2024
Revenue	$753,579	$1,471,289
Cost of goods sold	767,419	1,343,298

Gross profit	(13,840)	127,991

Operating expenses
Selling expenses	255,457	430,089
General and administrative expenses	69,404	133,426

Total operating expenses	324,861	563,515

Loss from operations	(338,701)	(435,524)

Other expense, net (including $489,380 loss from disposal of assets due to store closure)	(486,798)	(4,533)

Loss before income taxes	(825,499)	(440,057)

Income tax expenses	-	7,448

Net loss	$(825,499)	$(447,505)

20. Subsequent event

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the following events need to be disclosed.

On September 8, 2025, Lee Lee entered into a business loan agreement with Royal Business Bank for a principal amount of $5,250,000, with an annual interest rate of 7.5%. The Note bears interest at a rate of 7.5% per year and requires monthly payments of principal and interest in the amount of $91,039.77, with a final ballon payment in the amount of $1,139,916.57 due at maturity on September 5, 2030. The Note is secured by a substantially all assets of Lee Lee under the terms of a Commercial Security Agreement (the “Security Agreement”) and is personally guaranteed by our CEO, John Xu, and his spouse, Grace Xu. In addition, Mr. Xu has pledged certain real property as collateral security for his guaranty of the loan. Lee Lee used $4,913,579 from the proceeds of this loan to repay in full the remaining outstanding balance (including both principal and interest) of Lee Lee note (Note 10).

On September 5, 2025, Maison entered into an agency agreement with Kweichow Moutai Co., Ltd., effective through December 31, 2025. Under the terms of this agreement, Maison is granted full authority over all aspects of the export operations for Kweichow Moutai liquor and Moutai-flavored liqueur products. This includes responsibilities such as warehousing, transportation, handling, and other logistical matters, as well as brand building, market development, and cost control in international markets. In accordance with the agreement, Maison is required to transfer RMB 300,000 to the supplier’s designated deposit account within 10 business days of the agreement’s execution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On June 27, 2023, we invested $1,440,000 for 40% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”), a supermarket in the city of Arcadia, California, to further expand our footprint to new neighborhood. On December 6, 2023, we invested an additional $360,000 for another 10% equity interest in HKGF Arcadia. On February 1, 2024, the Company and JC Business Guys, Inc., the only other member of HKGF Arcadia (“JC Business Guys”), entered into a third amendment to the operating agreement of HKGF Arcadia to decrease our percentage equity interest in HKGF Arcadia to 49% and increase JC Business Guy’s percentage equity interest to 51%. As a result of the amendment, we made an additional investment of $62,000. During the three months ended July 31, 2025, the Company recorded $848,493 impairment charges for its investments in HKGF Market of Arcadia due to the Company’s plan of closing the supermarket business in this location.

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

As part of the Company’s ongoing commitment to improve its profitability and support sustainable growth, the Company closed Maison El Monte store. On June 7, 2025, Maison EL Monte, Inc. entered into a lease termination agreement with Jendo Ermi, LP (“Lessor”). Pursuant to the agreement, the lessee Maison El Monte agreed to pay the lessor a total sum of One Hundred Thousand Dollars ($100,000) as consideration for the lessor’s agreement to terminate the lease and release the lessee from all obligations and liabilities under the lease, including, but not limited to, any outstanding rent.

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

Key Factors that Affect Operating Results

Inflation

The inflation rate for the United States was 2.7% for the three months ended July 31, 2025, 2.9% for the three months ended July 31, 2024 according to Bureau of Labor Statistics. Inflation increased our purchase costs, occupancy costs, and payroll costs.

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

Payroll

As of July 31, 2025, we had approximately 333 employees including employees from our newly acquired subsidiary, Lee Lee, which is based in the State of Arizona. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, in California, the minimum wage was $16.00 per hour in 2024 and increased to $16. 50 per hour starting from January 1, 2025; in Arizona, the minimum wage was $14.35 per hour in 2024, and increased to $14.70 per hour starting from January 1, 2025. Our payroll and payroll tax expenses were $3.83 million and $3.44 million for the three months ended July 31, 2025 and 2024, respectively.

Vendor and Supply Management

Maison believes that a centralized and efficient vendor and supply management system is the key to profitability. Maison has major vendors, including Lawrence Wholesale, Gulf Cost Sea Trade Corp, BRC International Inc, and XHJC Holding Inc. For the three months ended July 31, 2025, these four suppliers accounted for 11%, 6%, 4% and 3% of the Company’s total purchases, respectively. For the three months ended July 31, 2024, three suppliers accounted for 11%, 11% and 9% of the Company’s total purchases, respectively. Maison believes that its centralized vendor management enhances its negotiating power and improves its ability to manage vendor payables.

Store Maintenance and Renovation

From time to time, Maison conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline in customer volume. Significant maintenance or renovation would affect our operations and operating results. Meanwhile, improving the store environment can also attract more customers and lead to an increase in sales. Maison focused on improving and renovating our stores for the three months ended July 31, 2025 and 2024. We spent $0.24 million for the three months ended July 31, 2025 for repairs and maintenance and supermarket renovation, a decrease of $0.06 million compared to $0.29 for the three months ended July 31, 2024.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended July 31, 2025, the Company had a net loss of $784,798 from continuing operation. The Company had an accumulated deficit of $3.19 million and negative working capital of $9.78 million as of July 31, 2025.

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

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on historical data and management’s estimates and provided a reserve for inventory shrinkage for the three months ended July 31, 2025 and 2024. The Company provided a reserve for inventory shrinkage of $215,594 and $204,604 for the three months ended July 31, 2025 and 2024, respectively.

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

The Company’s contract liability related to gift cards was $675,428 and $701,929 as of July 31, 2025 and April 30, 2025, respectively.

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

Results of Operations for the Three Months Ended July 31, 2025 and 2024

	Three Months Ended July 31,
	2025	2024	Change	Percentage Change increase (decrease)
Net revenues	$27,165,134	$28,178,091	$(1,012,957)	(3.6)%
Cost of revenues	20,606,000	20,040,443	565,557	2.8%
Gross profit	6,559,134	8,137,648	(1,578,514)	(19.4)%
Operating expenses
Selling expenses	4,767,089	4,469,804	297,285	6.7%
General and administrative expenses	1,607,830	1,597,445	10,385	0.7%
Total operating expenses	6,374,919	6,067,249	307,670	5.1%
Income from operations	184,215	2,070,399	(1,886,184)	(91.1)%
Other income (expenses), net	(42,415)	(197,232)	(154,817)	(78.5)%
Interest expense, net	(652,409)	(179,056)	473,353	264.4%
Income (loss) before income taxes	(510,609)	1,694,111	(2,204,720)	(130.1)%
Income tax provisions	320,543	628,780	(308,237)	(49.0)%
Net income (loss) from continuing operation	(831,152)	1,065,331	(1,896,483)	(178.0)%
Net loss from discontinued operation	(825,499)	(447,505)	(377,994)	84.5%
Net income (loss) before noncontrolling interests	(1,656,651)	617,826	(2,274,477)	(368.1)%
Net loss attributable to noncontrolling interests from continuing operation	(46,354)	(45,805)	549	1.2%
Net loss attributable to noncontrolling interests from discontinued operation	(68,764)	(37,277)	31,487	84.5%
Net loss attributable to noncontrolling interests	(115,118)	(83,082)	32,036	38.6%
Net income (loss) attribute to the Company from continuing operation	(784,798)	1,111,136	(1,895,934)	(170.6)%
Net loss attribute to the Company from discontinued operation	(756,735)	(410,228)	346,507	84.5%
Net income (loss) attributable to Maison Solutions Inc.	$(1,541,533)	$700,908	$(2,242,441)	(319.9)%

Revenues

	Three Months Ended July 31,
	2025	2024	Change	Percentage Change
Perishables	$14,148,985	$14,441,407	$(292,422)	(2.0)%
Non-perishables	13,016,149	13,736,684	(720,535)	(5.2)%
Net revenue	$27,165,134	$28,178,091	$(1,012,957)	(3.6)%

Our net revenues were approximately $27.2 million for the three months ended July 31, 2025, a decrease of approximately $1.0 million or 3.6%, from approximately $28.2 million for the three months ended July 31, 2024. The decrease in net revenues was driven by decreased sales of Maison Monterey Park by $0.8 million, decreased sales of Maison San Gabriel by $0.3 million, decreased sales of Maison Monrovia by $0.2 million, which was partly offset by increased sales of Lee Lee stores by $0.3 million, as compared to the three months ended July 31, 2024. Our California-based supermarkets contributed $8.7 million in revenue during the three months ended July 31, 2025, a decrease of approximately $1.3 million, as compared to the three months ended July 31, 2024. The $1.3 million decrease was mainly due to high competition from nearby Asian supermarkets as there are too many supermarkets including Asia supermarkets in the surrounding area of our stores. For the three months ended July 31, 2025 and 2024, revenue for Maison El Monte were $753,579 and $1,471,289, respectively. We closed our Maison El Monte store on June 7, 2025 due to its continuous loss as well as our ongoing commitment to improve its profitability and support sustainable growth,

Cost of Revenues

	Three Months Ended July 31,
	2025	2024	Change	Percentage Change
Total cost of revenues	$20,606,000	$20,040,443	$565,557	2.8%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut. The cost of revenues increased by $0.6 million, from $20.0 million for the three months ended July 31, 2024, to approximately $20.6 million for the three months ended July 31, 2025. The increase in cost of revenues was mainly from Lee Lee stores by $1.7 million, which was partly offset by decreased cost of revenues from our four California-based supermarkets by $1.1 million. For the three months ended July 31, 2025 and 2024, Cost of revenue for Maison El Monte were $767,419 and $1,343,298.

Gross Profit and Gross Margin

	Three Months Ended July 31,
	2025	2024	Change	Percentage Change
Gross Profit	$6,559,134	$8,137,648	$1,578,514	19.4%
Gross Margin	24.2%	28.9%	-	4.7%

Gross profit was approximately $6.6 million and $8.1 million for the three months ended July 31, 2025 and 2024, respectively. Gross margin was 24.2% and 28.9% for the three months ended July 31, 2025 and 2024, respectively. Our supermarkets’ sales profit margins decreased by 4.7% for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The decrease in our gross profit was mainly due to the increase cost of goods sold due to inflation. For the three months ended July 31, 2025 and 2024, gross profit (loss) for Maison El Monte were $(13,840) and $127,991, respectively. We sold products in Maison El Monte store at a big discount due to the closure of the store.

Total Operating Expenses

	Three Months Ended July 31,
	2025	2024	Change	Percentage Change
Selling Expenses	$4,767,089	$4,469,804	$297,285	6.7%
General and Administrative Expenses	1,607,830	1,597,445	10,385	0.7%
Total Operating Expenses	$6,374,919	$6,067,249	$307,670	5.1%
Percentage of revenue	23.5%	21.5%		1.9%

Total operating expenses were approximately $6.4 million for the three months ended July 31, 2025, an increase of approximately $0.3 million, compared to approximately $6.1 million for the three months ended July 31, 2024. Total operating expenses as a percentage of revenues were 23.5% and 21.5% for the three months ended July 31, 2025 and 2024, respectively. The increase in operating expenses was primarily attributable to the increase in selling expenses, which included the increase in payroll expense and merchant service charges , but was partly offset by decreased utilities expense. Payroll expense increased by $0.4 million in the three months ended July 31, 2025, as compared to the three months ended July 31, 2024 due to the increase of hourly rate. Merchant service charges increased by $53,723 in the three months ended July 31, 2025, as compared to the three months ended July 31, 2024 due to increased customers who use credit card. Utility expenses decreased by $0.1 million in the three months ended July 31, 2025, as compared to the three months ended July 31, 2024.

The increase in general and administrative expenses during the three months ended July 31, 2025 was primarily due to increased office expenses by $0.2 million, increased supplies by $38,460, increased meal and entertainment expense by $12,500, increased officer’s payroll expense by $10,370, increased pest control expense by $14,130 and increased other G&A expense by 5,500, which was partly offset by decreased professional fees by $0.2 million and decreased other expenses by $70,000.

For the three months ended July 31, 2025 and 2024, total operating expenses for Maison El Monte were $324,861 and $563,515, respectively.

Other Expenses, Net

Other expense were $42,415 for the three months ended July 31, 2025 compared to other expense of $197,232 for the three months ended July 31, 2024. For the three months ended July 31, 2025, other expense mainly consisted of $848,493 investment loss from HKGF Arcadia, which was partly offset by 1) change in fair value of derivative liability of $309,904, 2) consulting income of $335,000 for providing other non-related supermarkets the comprehensive consulting services aiming at enhancing operational efficiency, optimizing resource allocation, and supporting overall business growth, 3) income tax refund of $0.1 million, and 4) $61,174 other income.

For the three months ended July 31, 2024, other expenses mainly consisted of investment loss from equity method investment of $206,803, which was partly offset by other income of $9,571.

For the three months ended July 31, 2025 and 2024, other expenses for Maison El Monte were $482,143 and $202, respectively. For the three months ended July 31, 2025, other expenses mainly consisted of loss on disposal of store assets of $489,380, which is partly offset by other income by $7,237.

Interest Expense

Interest expense was $652,409 for the three months ended July 31, 2025, an increase of $473,353 from $179,056 for the three months ended July 31, 2024. For the three months ended July 31, 2025, the interest expense was for the SBA loans, convertible note and note payable arising from the acquisition of Lee Lee. For the three months ended July 31, 2024, the interest expense was for the SBA loans and note payable arising from the acquisition of Lee Lee.

For the three months ended July 31, 2025 and 2024, interest expense for Maison El Monte were $4,655 and $4,331.

Income Taxes Provisions

Income tax expense was $320,543 for the three months ended July 31, 2025, a decrease of $308,237 from income taxes expense of $628,780 for the three months ended July 31, 2024. The decrease in income tax expense was mainly due to the net loss from Maison parent company, decreased taxable income for Maison Monterey Park supermarket, and increased taxable loss for our other two California-based supermarkets.

Net Loss from Discontinued Operation

We generated net loss from discontinued operation Maison El Monte of $ 756,735 and $ 410,228 for the three months ended July 31, 2025 and 2024, respectively.

Net Income (Loss) from Continuing Operation

Net loss attributable to the Company from continuing operation was $784,798 for the three months ended July 31, 2025, an increase of net loss of $1,895,934, or 170.6%, from a net income of $1,111,136 attributable to the Company for the three months ended July 31, 2024. This was mainly attributable to the reasons discussed above, which included a decrease in gross profit by $1,578,514 and increased operating expenses by $307,670.

Liquidity and Capital Resources

Cash Flows for the three Months Ended July 31, 2025 Compared to the three Months Ended July 31, 2024

As of July 31, 2025, we had cash and cash equivalents of approximately $1,070,802. We had net loss from continuing operation attributable to us of $784,798 for the three months ended July 31, 2025, and had a working capital deficit of approximately $9.78 million as of July 31, 2025. As of July 31, 2025, the Company had outstanding loan facilities of approximately $2.60 million SBA loans, $4.88 million secured senior note payable due to the acquisition of Lee Lee but which was repaid in full on September 8, 2025, and $3.00 million convertible note payable.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. We have funded our working capital, operations and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, government grants, and bank loans. Cash is required to pay purchase costs for inventory, rental expenses, salaries, income taxes, other operating expenses and to repay debts. Our ability to repay our current expenses and obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail grocery industry, the expected collectability of our accounts receivable and the realization of the inventories as of July 31, 2025 and April 30, 2025. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control.

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

The following table summarizes our cash flow data for the three months ended July 31, 2025 and 2024.

	Three Months Ended July 31,
	2025	2024
Net cash provided by operating activities	$1,086,701	$3,585,390
Net cash used in investing activities	(1,000)	(102,631)
Net cash used in financing activities	(790,259)	(2,894,964)
Net change in cash	$295,442	$587,795

Operating Activities

Net cash provided by operating activities was approximately $1.1 million for the three months ended July 31, 2025, which mainly comprised of net loss of $1,656,651, add-back of non-cash adjustments to net loss including depreciation and amortization expense of $220,759, inventory impairment of $215,594, amortization of OID and debt issuance cost of $434,472, investment loss from 49% equity investee HKGF Arcadia store of $848,493, and $489,380 loss from disposal of assets due to Maison El Monte store closure. In addition, for the three months ended July 31, 2025, we had cash inflow from (i) decreased outstanding accounts receivables of $315,825, (ii) increased outstanding accounts payable of $526,792 (including accounts payable from related parties of $32,596), (iii) increased outstanding income tax payable of $404,080, (iv) increased operating lease liabilities of $109,854, and (v) increased accrued expenses and other payables of $294,899.

However, our net cash provided by operating activities for the three months ended July 31, 2025 was impacted by deducting non-cash adjustments from net loss including change in fair value of derivative liability of $309,904 and change in deferred taxes by $83,537. In addition, for the three months ended July 31, 2025, we had cash outflow from i) increased accounts receivable from related parties of $45,382, ii) increased purchase of inventories of $394,209, iii) increased cash outflow on prepayment of $216,362, iv) increase cash outflow on other receivables and other current assets of $39,701, v) increased payment of other long-term payables of $1,200, and iii) increased payment for contract liabilities of $26,501.

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

Investing Activities

Net cash used in investing activities was $1,000 for the three months ended July 31, 2025, which mainly consisted of purchase of equipment of $1,000.

Net cash used in investing activities was $102,631 for the three months ended July 31, 2024, which mainly consisted of store renovation and purchase of equipment of $102,631.

Financing Activities

Net cash used in financing activities was approximately $790,259 for the three months ended July 31, 2025, which mainly consisted of repayment for a note payable arising from the acquisition of Lee Lee of $760,000, loan to related party of $10,000, bank overdraft of $6,447, and repayment of loan payable of $13,812.

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

As of July 31, 2025 and April 30, 2025, the Company’s aggregate balance on the three SBA loans was $2,602,237 and $2,616,050, respectively.

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

As of July 31, 2025 and April 30, 2025, the Company had an outstanding note payable of $4,882,060 and $5,642,060 to the sellers of Lee Lee. The Company repaid this note in full on September 8, 2025.

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

The Note Holder may exercise the Incremental Warrant, in whole or in part, in increments of up to $1,500,000, but subject to a minimum increment of $250,000, at any time prior to March 12, 2028. The Incremental Warrant also provides that the Company may request that the Holder exercise the Incremental Warrant if certain terms and conditions are satisfied as set forth in the Incremental Warrant. The aggregate exercise price to purchase the maximum aggregate principal amount of Additional Notes issuable under the Incremental Warrant is $5,947,500, which gives effect to an original issue discount of eight and a half percent (8.5%) for each such Additional Note issued upon the exercise of the Incremental Warrant. The Note Holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the ninetieth (90) Trading Day following the effective date of the initial Registration Statement (the “Initial Exercise Date”) and on or prior to 5:00 p.m. (New York City time) on March 12, 2028 (the “Termination Date”) but not thereafter, to subscribe for and purchase from Maison. The incremental warrant is contingent for exercise upon effectiveness of the initial registration statement, as of July 31, 2025, the initial registration statement was not effective yet and is under SEC review,  however, the Company expects it will meet the registration effectiveness deadline described below.

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

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of July 31, 2025:

Contractual Obligations	Total		Less than 1 year	1–3 years	3–5 years	Thereafter
Senior secured note payable	$4,882,060	*	$4,882,060	$—	$—	$—
SBA loans	2,602,237		65,247	130,495	130,495	2,276,000
Convertible note payable	3,000,000		—	3,000,000	—	—
Operating lease obligations and others	38,182,114		3,425,836	6,870,885	5,388,546	22,496,847
	$45,666,411		$8,373,143	$7,001,380	$5,519,041	$24,772,847

*	The Company repaid this note in full on September 8, 2025.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on this evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2025 due to the previously identified material weaknesses described below.

As described in our Annual Report on Form 10-K for the year ended April 30, 2025, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2025 based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the control deficiencies identified during this evaluation and set forth below, our management concluded that we did not maintain effective internal control over financial reporting as of April 30, 2025 due to the existence of previously identified material weaknesses in internal control over financial reporting as described below.

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended July 31, 2025.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, management has determined that the Company had the following material weaknesses in its internal control over financial reporting, which continue to exist as of April 30, 2025, as related to: (i) insufficient full-time employees with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP and address complex accounting issues under U.S. GAAP; (ii) the lack of timely related party transaction monitoring and the failure to keep a related party list and keep records of related party transactions on a regular basis; (iii) the failure to keep an up-to-date perpetual inventory control system or timely perform company-wide inventory count at or near its fiscal year-end date. Specifically, maintaining records for inbound warehouse purchases or have specialized personnel to scan goods into the warehouse on a timely basis; (iv) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned; (v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management; and (vi) accounting personnel have the ability in the accounting system to prepare, review, and post the same accounting journal entry.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, following the identification and communication of the material weaknesses, management commenced remediation actions relating to the material weaknesses beginning in the first quarter of fiscal year 2025.

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

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act or were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.INS*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 22, 2025	MAISON SOLUTIONS INC.

	By:	/s/ John Xu
	Name:	John Xu
	Title:	Chief Executive Officer, Chairman, and President
(Principal Executive Officer)

Dated: September 22, 2025	By:	/s/ Alexandria M. Lopez
	Name:	Alexandria M. Lopez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)