Form 10-Q
period 2025-10-31
Maison Solutions Inc.
filed 2025-12-22
CIK 1892292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

As of December 17, 2025, the number of shares of Class A common stock, $0.0001 par value, outstanding was 22,229,652 shares, and the number of shares of Class B common stock, $0.0001 par value, outstanding was 3,000,000 shares.

i

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of October 31, 2025 (Unaudited)	As of April 30, 2025
ASSETS

CURRENT ASSETS
Cash	$1,365,377	$775,360
Accounts receivable	2,073,693	2,658,524
Accounts receivable - related parties	525,937	472,907
Inventories, net	6,121,836	5,324,268
Prepayments	2,852,157	2,423,684
Other receivables and other current assets	981,887	694,943
Other receivables - related parties	214,899	128,995
Total current assets	14,135,786	12,478,681

NON-CURRENT ASSETS
Property and equipment, net	1,485,087	1,646,056
Intangible assets, net	7,140,262	7,419,812
Digital assets	2,037,096	-
Security deposits	856,008	856,008
Investment under cost method	75,000	75,000
Investment under cost method - related parties	162,665	162,665
Investment under equity method	-	848,493
Operating lease right-of-use assets, net	34,664,458	35,693,340
Goodwill	14,882,849	14,882,849
Total non-current assets	61,303,425	61,584,223

Assets from discontinued operations	-	3,299,985

TOTAL ASSETS	$75,439,211	$77,362,889

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$1,061,032	$1,446,647
Accounts payable	8,004,136	7,986,255
Accounts payable - related parties	509,953	536,373
Accrued expenses and other payables	1,807,365	1,708,304
Other payables - related parties	101,167	512,824
Income tax payable	1,006,967	661,408
Contract liabilities	631,610	701,929
Operating lease liabilities, current	3,447,820	3,403,852
Loan payable, current	62,568	62,212
Note payable, current	-	4,887,094
Bank loan payable, current	1,692,480	-
Total current liabilities	18,325,098	21,906,898

NON-CURRENT LIABILITIES
Long-term loan payable	2,529,319	2,553,838
Bank loan payable	3,277,511	-
Security deposit from sub-tenants	130,028	131,228
Operating lease liabilities, non-current	34,326,434	35,180,573
Notes payable, non-current	-	754,966
Convertible notes payable	1,848,567	584,199
Derivative liability	2,462,150	1,004,230
Deferred tax liability, net	1,068,339	1,183,914
Total non-current liabilities	45,642,348	41,392,948

Liabilities from discontinued operations	-	2,423,014

TOTAL LIABILITIES	63,967,446	65,722,860

Commitment and contingencies (Note 17)

STOCKHOLDER’S EQUITY
Class A Common stock, $0.0001 par value, 97,000,000 shares authorized; 22,229,652 and 17,450,476 shares issued and outstanding as of October 31, 2025 and April 30,2025	2,223	1,745
Class B Common stock, $0.0001 par value, 3,000,000 shares authorized; 2,240,000 shares issued and outstanding	224	224
Additional paid in capital	19,773,318	13,313,523
Accumulated deficit	(8,157,498)	(1,648,223)

Total Maison Solutions, Inc. stockholders’ equity	11,618,267	11,667,269

Noncontrolling interest	(146,502)	(27,240)

Total stockholders’ equity	11,471,765	11,640,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,439,211	77,362,889

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

Revenue	$27,624,503	$29,351,731	$54,789,637	$57,529,822

Cost of goods sold	21,172,664	21,466,077	41,778,664	41,506,520

Gross profit	6,451,839	7,885,654	13,010,973	16,023,302

Operating expenses
Selling expenses	4,797,906	4,958,012	9,564,995	9,427,816
General and administrative expenses	3,010,952	2,001,346	4,618,782	3,598,791

Total operating expenses	7,808,858	6,959,358	14,183,777	13,026,607

Income (loss) from operations	(1,357,019)	926,296	(1,172,804)	2,996,695

Non-operating income (expenses)
Interest expense, net	(620,320)	(238,074)	(1,272,729)	(417,130)
Investment loss	-	(226,274)	(848,493)	(433,077)
Change in fair value of derivative liability	(35,914)	-	273,990	-
Loss on note conversion	(2,694,951)	-	(2,694,951)	-
Unrealized loss on digital assets investment	(882,404)	-	(882,404)	-
Other income, net	289,009	36,879	785,183	46,450

Non-operating expenses, net	(3,944,580)	(427,469)	(4,639,404)	(803,757)

Income (loss) before income taxes	(5,301,599)	498,827	(5,812,208)	2,192,938

Income tax provision	(88,676)	560,985	231,867	1,189,765

Net income (loss) from continuing operation	(5,212,923)	(62,158)	(6,044,075)	1,003,173
Net income (loss) from discontinued operations	241,037	(253,937)	(584,462)	(701,442)

Net income (loss)	(4,971,886)	(316,095)	(6,628,537)	301,731

Net loss attributable to noncontrolling interests from continuing operation	(24,222)	(38,933)	(70,576)	(84,738)
Net income (loss) attributable to noncontrolling interests from discontinued operation	20,078	(21,153)	(48,686)	(58,430)

Net loss attributable to noncontrolling interest	(4,144)	(60,086)	(119,262)	(143,168)

Net income (loss) attributable to the Company from continuing operation	(5,188,701)	(23,225)	(5,973,499)	1,087,911
Net income (loss) attributable to the Company from discontinued operation	220,959	(232,784)	(535,776)	(643,012)

Net income (loss) attributable to Maison Solutions, Inc.	$(4,967,742)	$(256,009)	$(6,509,275)	$444,899

Net income (loss) per share attributable to Maison Solutions, Inc.
Basic *	$(0.23)	$(0.01)	$(0.32)	$0.02
Diluted *	$(0.23)	$(0.01)	$(0.32)	$0.02
Weighted average number of common stock outstanding - basic	21,300,851	19,690,476	20,495,663	19,690,476
Weighted average number of common stock outstanding - diluted	25,521,568	19,690,476	24,995,610	19,690,476

*	Earnings per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the three and six months ended October 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024 (UNAUDITED)

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at April 30, 2025	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(1,648,223)	$(27,240)	$11,640,029
Net loss	-	-	-	-	-	(1,541,533)	(115,118)	(1,656,651)
Balance at July 31, 2025	17,450,476	1,745	2,240,000	224	13,313,523	(3,189,756)	(142,358)	9,983,378
Net loss	-	-	-	-	-	(4,967,742)	(4,144)	(4,971,886)
Conversion of convertible note into common shares	4,779,176	478	-	-	5,384,065	-	-	5,384,543
Stock based compensation					1,075,730	-	-	1,075,730
Balance at October 31, 2025	22,229,652	$2,223	2,240,000	$224	$19,773,318	$(8,157,498)	$(146,502)	$11,471,765

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at April 30, 2024	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(2,817,495)	$221,123	$10,719,120
Net income (loss)	-	-	-	-	-	700,908	(83,082)	617,826
Balance at July 31, 2024	17,450,476	1,745	2,240,000	224	13,313,523	(2,116,587)	138,041	11,336,946
Net loss	-	-	-	-	-	(256,009)	(60,086)	(316,095)
Balance at October 31, 2024	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(2,372,596)	$77,955	$11,020,851

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended October 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(6,628,537)	$301,731
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	441,519	527,543
Inventory impairment	221,678	314,833
Investment loss	848,493	433,077
Bad debt expense	-	62,483
Loss from disposal of assets due to store closure	489,380	-
Loss on note conversion	2,694,951	-
Stock based compensation	1,075,730	-
Amortization of debt discount and debt issuance cost of convertible note	755,532	-
Change in fair value of derivative liability	(273,990)	-
Changes in deferred taxes	(115,575)	(41,065)
Changes in operating assets and liabilities:
Accounts receivable	584,831	6,144
Accounts receivable - related parties	(53,030)	(149,749)
Inventories	(631,655)	(2,398,913)
Prepayments	(428,473)	(442,103)
Other receivables and other current assets	(286,944)	599,926
Accounts payable	17,882	3,662,221
Accounts payable - related parties	(26,420)	120,804
Accrued expenses and other payables	185,398	374,645
Income tax payable	345,559	1,222,747
Contract liabilities	(70,319)	(154,898)
Operating lease liabilities	218,711	268,791
Other long-term payables	(1,200)	(686)
Net cash provided by (used in) operating activities	(636,479)	4,707,531

Cash flows from investing activities
Payment for equipment purchase	(1,000)	(133,085)
Purchase of digital assets	(2,037,096)	-
Investment into HKGF Market of Arcadia, LLC	-	(62,000)
Net cash used in investing activities	(2,038,096)	(195,085)

Cash flows from financing activities
Bank overdraft	(385,615)	1,225,672
Borrowing from related parties	-	13,738
Borrowing from bank loan	5,250,000	-
Proceeds from convertible note	4,844,000	-
Due to related parties	(497,562)	(65,000)
Repayment of loan payable	(304,171)	(32,287)
Repayment of notes payable arising from acquisition of Lee Lee	(5,642,060)	(5,300,000)
Net cash provided by (used in) financing activities	3,264,592	(4,157,877)

Net changes in cash	590,017	354,569
Cash at the beginning of the period	775,360	1,101
Cash at the end of the period	$1,365,377	$355,670

Supplemental disclosure of cash flow information
Cash paid for interest	$437,280	$425,767
Cash paid for income taxes	$1,884	$86,508

The accompanying notes are an integral part of these consolidated financial statements.

 MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025 (UNAUDITED) AND APRIL 30, 2025

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

On November 3, 2023, the Company incorporated a wholly-owned subsidiary AZLL LLC (“AZLL”) in Arizona. On April 8, 2024, AZLL closed an acquisition transaction and purchased 100% of the equity interests in Lee Lee Oriental Supermart, Inc (“Lee Lee”) for an aggregate purchase price of approximately $22.2 million. Lee Lee is a three-store supermarket chain operating in Arizona under the name Lee Lee International Supermarkets and specializing in South-East groceries.

As part of the Company’s ongoing commitment to improve its profitability and support sustainable growth, the Company closed Maison El Monte store on June 7, 2025.

The Company, through its four subsidiaries, engages in the specialty grocery retailer business. The Company is a fast-growing specialty grocery retailer offering traditional Asian food and merchandise to U.S. consumers, in particular to Asian-American communities.

2. Summary of significant accounting policies

Going concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three and six months ended October 31, 2025, the Company had a net loss of $4,967,742 and $6,509,275, respectively. The Company had an accumulated deficit of approximately $8.16 million and negative working capital of $4.19 million as of October 31, 2025. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

The interim unaudited consolidated financial information as of October 31, 2025 and for the three and six months periods ended October 31, 2025 and 2024 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025, previously filed with the SEC on August 14, 2025.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim consolidated financial position as of October 31, 2025, its interim consolidated results of operations and cash flows for the three and six months ended October 31, 2025 and 2024, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

As of October 31, 2025 and April 30, 2025, the Company had NCIs of $(146,502) and $(27,240), respectively, which represent 9% of the equity interest of Maison San Gabriel, 14.75% of the equity interest of Maison Monrovia and 8.33% of the equity interest of Maison El Monte. For the three months ended October 31, 2025 and 2024, the Company had net loss of $4,144 and $60,086 respectively, that were attributable to NCIs.  For the six months ended October 31, 2025 and 2024, the Company had net loss of $119,262 and $143,168 respectively, that were attributable to NCIs.

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

Cash and cash equivalents

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of October 31, 2025 and April 30, 2025, cash balances held in the banks, exceeding the standard insurance amount, are $320,582 and $91,692, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

Restricted cash

Restricted cash is an amount of cash deposited with banks in conjunction with borrowings from banks. Restriction on the use of such cash and the interest earned thereon is imposed by the banks and remains effective throughout the terms of the bank borrowings and notes payable. Restricted cash is classified as non-current assets on the Company’s consolidated balance sheets, as all the balances are not expected to be released to cash within the next 12 months. As of October 31, 2025 and April 30, 2025, the Company did not have any restricted cash.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of October 31, 2025 and April 30, 2025, there was no allowance for credit losses.

Accounts receivable — related parties

Accounts receivable consists primarily of receivables from related parties on 30-day credit terms and are presented net of an allowance for estimated uncollectible amounts. The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the accounts receivable is written off against the allowance. As of October 31, 2025 and April 30, 2025, the allowance for credit losses was $29,493 and $29,493, respectively.

Prepayments

Prepayments are mainly comprised of cash deposited and advanced to suppliers for future inventory purchases and services to be performed. This amount is refundable and bears no interest. For any prepayments that management determines will not be in receipts of inventories, services, or refundable, the Company recognizes an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of October 31, 2025 and April 30, 2025, the Company had made prepayments to its vendors of $2,852,157 and $2,423,684, respectively. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary.

Other receivables and other current assets

Other receivables and other current assets primarily include non-interest-bearing loans of the other business entities, mainly the Company’s major vendors. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Management reviews the composition of other receivables and analyzes historical bad debts, and current economic trends to evaluate the adequacy of the reserves. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of October 31, 2025 and April 30, 2025, the Company did not have any bad debt allowance for other receivables.

Inventories, net

Inventories consisting of finished goods and products available for sale are primarily accounted for using the first-in, first-out method. Merchandise inventories are valued at the lower of cost or net realizable value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, liquidations, and expected recoverable values of each disposition category. The Company recorded inventory shrinkage based on the historical data and management’s estimates and provides a reserve for inventory shrinkage for the three and six months ended October 31, 2025 and 2024. The Company provided a reserve for inventory shrinkage of $6,084 and $110,229 during the three months ended October 31, 2025 and 2024. The Company provided a reserve for inventory shrinkage of $221,678 and $314,833 during the six months ended October 31, 2025 and 2024.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the three and six months ended October 31, 2025 and 2024.

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

In May 2021, the Company purchased a 10% equity interest in Dai Cheong Trading Company Inc. (“Dai Cheong”), a grocery trading company, for $162,665 from DC Holding CA, Inc. DC Holding CA, Inc. is 100% owned by John Xu, the Chief Executive Officer, Chairman and President of the Company. See Note 15 — “Related party balances and transactions”.

In December 2021, the Company purchased a 10% equity interest in HKGF Market of Alhambra, Inc. (“HKGF Alhambra”), the legal entity holding the store for $40,775 from Ms. Grace Xu, the sole shareholder of HKGF Market of Alhambra, Inc. and a related party as the spouse of Mr. John Xu, the Chief Executive Officer, Chairman and President of the Company. See Note 15 — “Related party balances and transactions”. HKGF Alhambra was temporarily shut down at the end of September 2024 as a result of a strategic operating decision by its management but was later reopened on December 15, 2024. Accordingly, the Company recorded an investment loss of $40,775 during the year ended April 30, 2025.

Effective on December 14, 2023, the Company purchased 10% equity interest in TMA Liquor Inc. (“TMA”), a liquor wholesale company, for $100,000. The Company paid $75,000 as of October 31, 2025.

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

Investment in equity securities is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to (i) the nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period sufficient to allow for any anticipated recovery in fair value. During the three and six months ended October 31, 2025, the Company recorded nil and $848,493 impairment charges for its investments in HKGF Market of Arcadia due to the Company’s plan of closing the supermarket business at this location.

Digital assets, net

The Company accounts for all digital assets held as crypto assets, a subset of indefinite-lived intangible assets in accordance with ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets. The Company has ownership of and control over its digital assets and the Company may use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at fair value.

The Company determines and records the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange(s) that the Company has determined is the principal market for such assets (Level I inputs). The Company determines the cost basis of its digital assets using the specific identification of each unit received. Realized and unrealized gains and losses are recorded to other income (expense), net in the Company’s consolidated statement of operations. The Company adopted new accounting policies per ASU 2023-08 Cryptocurrency for fair value on the digital assets that it acquired and currently holds See Note 7 - Digital Assets, Net, for further information regarding digital assets.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). The Company did not record any impairment loss during the three and six months ended October 31, 2025 and 2024.

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

The Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions as disclosed in Note 12 containing certain conversion features that have resulted in the instruments being deemed derivatives. The Company evaluates such derivative instruments to properly classify such instruments within equity or as liabilities in the financial statements.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liability is remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on the consolidated statement of operations. The Company had derivative liability of $2,462,150 and $1,004,230 as of October 31, 2025 and April 30, 2025, respectively.

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

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. As of October 31, 2025 and April 30, 2025, the Company has level 2 fair value calculations on derivative liability.

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

The following is the change in derivative liability for the three months ended October 31, 2025:

Balance, July 1, 2025	$694,326
Issuance of new derivative liability	3,113,545
Conversions	(1,381,635)
Change in fair market value of derivative liability	35,914
Balance, October 31, 2025	$2,462,150

The following is the change in derivative liability for the six months ended October 31, 2025:

Balance, May 1, 2025	$1,004,230
Issuance of new derivative liability	3,113,545
Conversions	(1,381,635)
Change in fair market value of derivative liability	(273,990
Balance, October 31, 2025	$2,462,150

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

The Company sells Company gift cards to customers. There are no administrative fees on unused gift cards, and the gift cards do not have an expiration date. Gift card sales are recorded as contract liability when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company’s gift card breakage rate is based upon historical redemption patterns, and it recognizes breakage revenue utilizing the redemption recognition method. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift card been redeemed. The Company’s contract liability related to gift cards was $631,610 and $701,929 as of October 31, 2025 and April 30, 2025, respectively.

The following table summarizes disaggregated revenue from contracts with customers by product group: perishable and non-perishable goods. Perishable product categories include meat, seafood, vegetables, and fruit. Non-perishable product categories include grocery, liquor, cigarettes, lottery, newspaper, reusable bag, non-food, and health products.

	Three Months ended October 31,
	2025	2024
Perishables	$14,407,986	$15,114,556
Non-perishables	13,216,517	14,237,175
Total revenue *	$27,624,503	$29,351,731

	Six Months ended October 31,
	2025	2024
Perishables	$28,556,971	$29,555,963
Non-perishables	26,232,666	27,973,859
Total revenue *	$54,789,637	$57,529,822

*	Total revenue did not include the revenue of Maison El Monte due to closure of the supermarket in June 2025. For the three months ended October 31, 2025 and 2024, Maison El Monte has sales of nil and $1,668,193, respectively. For the six months ended October 31, 2025 and 2024, Maison El Monte has sales of $753,579 and $3,139,482, respectively.

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

Selling expenses

Selling expenses mainly consist of advertising costs, promotion expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expensed when the services are performed. The Company’s advertising expenses excluding Maison El Monte were $20,416 and $3,660 for the three months ended October 31, 2025 and 2024, respectively. The Company’s advertising expenses excluding Maison El Monte were $43,663 and $34,308 for the six months ended October 31, 2025 and 2024, respectively . The Company’s advertising expenses for Maison EL Monte were nil and $5,926 for the three months ended October 31, 2025 and 2024. The Company’s advertising expenses for Maison EL Monte were nil and $12,145 for the six months ended October 31, 2025 and 2024.

General and administrative expenses

General and administrative expenses mainly consist of payroll and related costs for employees involved in general corporate functions, professional fees and other general corporate expenses, as well as expenses associated with the use by these functions of facilities and equipment, such as rental and depreciation expenses.

Concentrations of risks

(a) Major customers

For the three and six months ended October 31, 2025 and 2024, the Company did not have any customers that accounted for more than 10% of consolidated total net sales.

(b) Major vendors

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the three months ended October 31, 2025 and 2024.

Three Months Ended October 31, 2025		Three Months Ended October 31, 2024
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	2%	A	7%
B	11%	B	14%

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the six months ended October 31, 2025 and 2024.

Six Months Ended October 31, 2025		Six Months Ended October 31, 2024
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	-%	A	9%
B	12%	B	12%

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

Share-based Compensation

The Company accounts for share-based compensation awards to officers, directors, employees, and for acquiring goods and services from nonemployees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the vesting period. The Company accounts for forfeitures when they occur.

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended October 31, 2025 and 2024:

	For the three months ended October 31,
	2025	2024
Net income (loss) attributable to the Company from continuing operation	$(5,188,701)	$(23,225)
Net income (loss) attributable to the Company from discontinued operation	220,959	(232,784)
Weighted average common stock outstanding - basic	21,300,851	19,690,476
Convertible note	4,220,717	-
Weighted average common stock outstanding - diluted	25,521,568	19,690,476
Net loss per share of common stock from continuing operation - basic	$(0.24)	$(0.001)
Net income (loss) per share of common stock from discontinued operation - basic	$0.01	$(0.01)
Net loss per share of common stock from continuing operation – diluted	$(0.24)*	$(0.001)*
Net income (loss) per share of common stock from discontinued operation -diluted	$0.01	$(0.01)*

*	Earnings per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the three months ended October 31, 2025.

 The following table sets forth the computation of basic and diluted net loss per share for the six months ended October 31, 2025 and 2024:

	For the six months ended October 31,
	2025	2024
Net income (loss) attributable to the Company from continuing operation	$(5,973,499)	$1,087,911
Net loss attributable to the Company from discontinued operation	(535,776)	(643,012)
Weighted average common stock outstanding - basic	20,495,663	19,690,476
Convertible note	4,499,947	-
Weighted average common stock outstanding - diluted	24,995,610	19,690,476
Net income (loss) per share of common stock from continuing operation - basic	$(0.29)	$0.06
Net loss per share of common stock from discontinued operation - basic	$(0.03)	$(0.04)
Net loss per share of common stock from continuing operation - diluted	$(0.29)*	$0.06
Net loss per share of common stock from discontinued operation -diluted	$(0.03)*	$(0.04)*

*	Earnings per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the six months ended October 31, 2025.

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

Related Parties

The Company identifies related parties, accounts for, and discloses related party transactions in accordance with ASC Topic 850 “Related Party Disclosures” and other relevant ASC standards. Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions in Note 15 — “Related party balances and transactions”.

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

On November 4, 2024, the FASB issued an ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). The amendments in the ASU require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same tabular disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

In January 2025, the FASB issued ASU 2025-01 Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of this standard to determine its impact on its disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquirer in the Acquisition of a Variable Interest Entity. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting period within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 18) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Inventories, net

A summary of inventories, net was as follows:

	October 31, 2025	April 30, 2025
Perishables	$2,030,291	$508,568
Non-perishables	4,626,913	5,122,223
Reserve for inventory shrinkage	(535,368)	(306,523)
Inventories, net	$6,121,836	$5,324,268

As of April 30, 2025, inventory from Maison EL Monte was $430,656.

Movements of reserve for inventory shrinkage were as follows:

	Six Months Ended October 31, 2025	Six Months Ended October 31, 2024
Beginning balance	$313,690	$36,790
Provision for inventory shrinkage reserve	221,678	314,833
Ending Balance	$535,368	$351,623

For the three and six Months ended October 31, 2024, inventory shrinkage reverse from Maison EL Monte was $243 and $1,021.

4. Prepayments

Prepayments consisted of the following:

	October 31, 2025	April 30, 2025
Prepayment for inventory purchases	$2,383,221	$1,954,748
Prepaid directors and officers (“D&O”) insurance	116,731	116,731
Prepaid income tax	196,900	196,900
Prepaid professional service	25,902	25,902
Prepaid rent	129,403	129,403
Total prepayments	$2,852,157	$2,423,684

As of October 31, 2025, the prepayment for inventory purchases mainly consisted of $1,168,352 paid to GF Distribution, Inc., one of the Company’s major vendors; and $1,204,869 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor, and prepayment to other vendors of $10,000.

As of April 30, 2025, the prepayment for inventory purchases mainly consisted of $981,446 paid to GF Distribution, Inc., one of the Company’s major vendors; and $963,302 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor, and prepayment to other vendors of $10,000.

As of April 30, 2025, $15,798 Maison El Monte’s prepayment was disposed due to store closure.

5. Property and equipment, net

Property and equipment consisted of the following:

	October 31, 2025	April 30, 2025
Furniture & Fixtures	$3,180,365	$3,180,365
Equipment	4,122,982	4,121,982
Leasehold Improvement	1,930,236	1,930,236
Automobile	699,019	699,019
Total property and equipment	9,932,602	9,931,602
Accumulated depreciation	(8,447,515)	(8,285,546)
Property and equipment, net	$1,485,087	$1,646,056

Depreciation expenses included in the general and administrative expenses for the three months ended October 31, 2025 and 2024 were $7,362 and $4,315, respectively. Depreciation expense included in the cost of sales for the three months ended October 31, 2025 and 2024 were $73,623 and $43,147, respectively. Depreciation expenses included in the general and administrative expenses for the six months ended October 31, 2025 and 2024 were $14,724 and $15,871, respectively. Depreciation expense included in the cost of sales for the six months ended October 31, 2025 and 2024 were $147,245 and $158,710, respectively.

Depreciation expenses included in the general and administrative expenses for Maison El Monte for the three months ended October 31, 2025 and 2024 were nil and $3,482, respectively. Depreciation expenses included in the cost of sales for Maison El Monte for the three months ended October 31, 2025 and 2024 were nil and $34,823, respectively. Depreciation expenses included in the general and administrative expenses for Maison El Monte for the six months ended October 31, 2025 and 2024 were $975 and $6,809, respectively. Depreciation expenses included in the cost of sales for Maison El Monte for the six months ended October 31, 2025 and 2024 were $9,754 and $68,088, respectively.

As of April 30, 2025, the net property and equipment for Maison El Monte was $387,876.

6. Intangible assets

Intangible assets consisted of the following:

	October 31, 2025	April 30, 2025
Liquid license	$17,482	$17,482
Software systems (a)	2,950,000	2,950,000
Trademark (b)	5,194,000	5,194,000
Total intangible assets	8,161,482	8,161,482
Accumulated amortization	1,021,220	741,670
Intangible assets, net	$7,140,262	$7,419,812

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

On March 30, 2025, the Company sold the use right of software license of above two software to four licensees for a total of $2.6 million.

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

The amortization expense for the three months ended October 31, 2025 and 2024 was $139,192 and $139,192, respectively. The amortization expense for the six months ended October 31, 2025 and 2024 was $278,967 and $278,967, respectively. The amortization expense for Maison El Monte for the three months ended October 31, 2025 and 2024 was $292 and 292, respectively. The amortization expense for Maison El Monte for the six months ended October 31, 2025 and 2024 was $583 and 583, respectively. Estimated amortization expense for each of the next five years from October 31, 2025 is as follows: $559,099, $559,099, $559,099, $559,099 and $559,099.

7. Digital assets

During the three and six months ended October 31, 2025, the Company purchased digital assets from BitGo Trust Company, a digital asset infrastructure and financial services company. The table below summarizes the amounts shown on the Company’s consolidated balance sheet as of October 31, 2025.

	October 31, 2025
	Units	Cost Basis	Fair Value
Digital assets held:
Worldcoin*	2,550,515	$2,919,500	$2,037,096

*	Worldcoin (WLD) is a market-traded digital token issued as part of the Worldcoin ecosystem developed by Tools for Humanity and related entities. WLD is an ERC-20 digital asset on the Ethereum blockchain and functions as a utility and governance token within the Worldcoin network.

WLD does not represent cash, cash equivalents, or a stablecoin, and it is not redeemable or convertible on a dollar-for-dollar basis with any fiat currency. The value of WLD is not fixed and is subject to market volatility, with prices determined by supply and demand in active trading markets.

WLD is traded on multiple cryptocurrency exchanges, and observable market prices are available. Accordingly, the fair value of WLD is based on quoted prices in active markets at the reporting date.

The following table provides details of the activities related to the Company’s digital assets for the three and six months ended October 31, 2025:

Beginning balance at fair value	$2,919,500
Unrealized loss	(882,404)
Ending balance	$2,037,096

8. Equity method investment

During the year ended April 30, 2024, the Company invested $1,862,000 for 49% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). As of April 30, 2025, the carrying amount of the investment in HKGF Arcadia was $848,493, which was before the impairment charge discussed as follows. During the three and six months ended October 31, 2025, the Company recorded nil and $848,493 impairment charges for its investments in HKGF Market of Arcadia due to the Company’s plan of closing the supermarket business in this location. The Company recorded $226,274 and $392,302 investment loss for the three and six months ended October 31, 2024. As of October 31, 2025, the Company incurred accumulated investment loss including impairment charge of $1,862,000. The Company did not guarantee any of the investee’s liabilities.

The following table shows the unaudited condensed balance sheet of HKGF Arcadia as of October 31, 2025.

October 31, 2025 (Unaudited)
ASSETS
Current Assets
Cash and equivalents	$-
Accounts receivable	9,532
Inventories, net	2,000
Total Current Assets	11,532
Property and equipment, net	833,115
Intangible asset, net	27,731
Goodwill	1,680,000
Security deposits	167,402
Total Assets	$2,719,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,063,291
Other payables	310,154
Bank overdraft	646,314
Contract liabilities	15,644
Loan from shareholder	215,000
Total Current Liabilities	2,250,403

Total Liabilities	2,250,403

Stockholders’ Equity
Paid in Capital	3,800,000
Subscription receivable	(254,933)
Accumulated deficit	(3,075,690)
Total Stockholders’ Equity	469,377
Total Liabilities and Stockholders’ Equity	$2,719,780

The following table shows the unaudited condensed statement of operations of HKGF Arcadia for the three months ended October 31, 2025 and 2024.

	For the three months ended October 31, 2025 (unaudited)	For the three months ended October 31, 2024 (unaudited)
Net Revenues
Supermarket	$104,011	$2,160,699
Total Revenues, Net	104,011	2,160,699

Cost of Revenues
Supermarket	186,945	1,865,870
Total Cost of Revenues	186,945	1,865,870

Gross Profit (Loss)	(82,934)	294,829

Operating Expenses	366,795	763,812
Total Operating Expenses	366,795	763,812
Loss from Operations	(449,729)	(468,983)

Other income	—	7,199
Loss Before Income Taxes	(449,729)	(461,784)

Income Taxes	—	—
Net Loss	(449,729)	(461,784)

Net Loss Attributable to Maison Solutions Inc.	$(220,367)	$(226,274)

The following table shows the condensed statement of operations of HKGF Arcadia for the six months ended October 31, 2025 and 2024.

	For the Six Months ended October 31, 2025	For the Six Months ended October 31, 2024
Net Revenues
Supermarket	$1,627,723	$3,728,022
Total Revenues, Net	1,627,723	3,728,022

Cost of Revenues
Supermarket	1,588,713	3,092,654
Total Cost of Revenues	1,588,713	3,092,654

Gross Profit	39,010	635,368

Operating Expenses	1,036,939	1,446,667
Total Operating Expenses	1,036,939	1,446,667
Loss from Operations	(997,929)	(811,299)

Other income	7,200	10,683
Loss Before Income Taxes	(990,729)	(800,616)

Income Taxes	—	—
Net Loss	(990,729)	(800,616)

Net Loss Attributable to Maison Solutions Inc.	$(485,457)	$(392,302)

9. Goodwill

Goodwill represented the excess fair value of the assets under the fair value of the identifiable assets owned at the closing of the acquisition of Maison Monterey Park and Lee Lee, including an assembled workforce, which cannot be sold or transferred separately from the other assets in the business. As of October 31, 2025 and April 30, 2025, the Company had goodwill of $14,882,849, consisting of $2,222,211 arising from Maison Monterey Park and $12,660,638 arising from the Lee Lee acquisition. The Company concluded there was no impairment to the goodwill for the three and six months ended October 31, 2025 and 2024.

10. Accrued expenses and other payables

Accrued expenses and other payables consisted of the following:

	October 31, 2025	April 30, 2025
Accrued payroll	$1,282,492	$1,023,151
Accrued interest expense	53,610	186,076
Accrued loss for legal matters (Note 20)	5,128	5,128
Other payables	202,908	193,907
Due to third parties, non-interest bearing, payable upon demand	145,774	145,774
Sales tax payable	117,453	154,268
Total accrued expenses and other payables	$1,807,365	$1,708,304

11. Note payable

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

During the three months ended October 31, 2025, the Company repaid $4,882,060 on this note and recorded $297,653 interest expense. During the six months ended October 31, 2025, the Company repaid $5,642,060 on this note and recorded $455,329 interest expense. As of October 31, 2025 and April 30, 2025, the Company had an outstanding note payable of nil and $5,642,060, respectively, to the sellers of Lee Lee. The Company repay the full amount of this note on September 8, 2025.

12. Convertible notes payable

Unsecured convertible promissory note entered on March 12, 2025

On March 12, 2025, the Company entered into a note purchase agreement with an investor, pursuant to which the Company issued the Investor i) an unsecured promissory note in the principal amount of $3,000,000 (the “initial Note”), for $2,335,000 in net proceeds and ii) a note purchase warrant, which is exercisable for one or more Notes in the aggregate original principal amount of up to $6,500,000 (the “Incremental Warrant”) with an original issue discount of 8.5% and termination date on March 12, 2028. The Note included an original issue discount (“OID”) of $255,000 along with debt issuance cost $410,000 for investor’s fees, costs and other transaction expenses in connection with the issuance of the note. In addition, the Company valued the conversion feature of this promissory note on the date of issuance resulting in an initial fair value of $1,806,218 and was recorded as a discount to the note with corresponding account credit to derivative liability (see further discussion below). The OID, debt issuance cost and the fair value of conversion feature at note issuance date were recognized as debt discounts and are amortized over the term of the note using the straight-line method.

	October 31, 2025	April 30, 2025
Convertible note, principal	$-	$3,000,000
Debt discount	-	(2,471,218)
Amortization of debt discount	-	55,417
Convertible note, net	$-	$584,199

The Initial Note is a senior unsecured obligation of the Company and has a maturity date of March 12, 2027, which may be extended at the option of the Holder with the express written consent of the Company pursuant to the terms of the Initial Note. The Initial Note bears interest at a rate to 5.25% per annum and may increase to a rate of 18.00% per annum upon the occurrence of an Event of Default (as defined in the Initial Note), for so long as such event remains uncured. Accrued interest will be paid on a monthly basis and, at the Company’s option, will either be paid in cash or paid-in-kind in shares of Common Stock, subject to certain terms and conditions as set forth in the Initial Note. During the three and six months ended October 31, 2025, the Company recorded interest expense of $25,493 and $ 65,192 on this note.

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

The Note Holder may exercise the Incremental Warrant, in whole or in part, in increments of up to $1,500,000, but subject to a minimum increment of $250,000, at any time prior to March 12, 2028. The Incremental Warrant also provides that the Company may request that the Holder exercise the Incremental Warrant if certain terms and conditions are satisfied as set forth in the Incremental Warrant. The aggregate exercise price to purchase the maximum aggregate principal amount of Additional Notes issuable under the Incremental Warrant is $5,947,500, which gives effect to an original issue discount of eight and a half percent (8.5%) for each such Additional Note issued upon the exercise of the Incremental Warrant. The Note Holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the ninetieth (90) Trading Day following the effective date of the initial Registration Statement (the “Initial Exercise Date”) and on or prior to 5:00 p.m. (New York City time) on March 12, 2028 (the “Termination Date”) but not thereafter, to subscribe for and purchase from Maison. The incremental warrant is contingent for exercise upon effectiveness of the initial registration statement, as of October 31, 2025, the initial registration statement was not effective yet and is under SEC review, however, the Company expects it will meet the registration effectiveness deadline described below.

On March 12, 2025, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor pursuant to which the Company agreed to register the resale of the Conversion Shares issued or issuable upon conversion of the Initial Note and any Additional Notes. The Registration Rights Agreement requires, among other things, the Company to file an initial resale registration statement covering the Conversion Shares with the SEC within 30 calendar days after the Closing Date. The Company is obligated to use its best efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than the 60th calendar day following the Closing Date (the “Effectiveness Deadline”). However, in the event the Company is notified by SEC that the registration statement will not be reviewed or is no longer subject to further review and comments, the Effectiveness Deadline will be accelerated to the fifth business day following the date on which the Company is so notified if such date precedes the initial Effectiveness Deadline. In the event the registration statement is subject to a full SEC review, or the Company is required to update the financial statements therein, which causes the registration statement not to be declared effective by the Effectiveness Deadline, the Effectiveness Deadline will automatically be deemed to be extended for so long as necessary, provided that the Company is using its best efforts to promptly respond to and satisfy the requests of the SEC. During any such period, the Company will not be in default of satisfying the Effectiveness Deadline. The Company repaid this note in full through the issuance of 3,185,968 shares and 1,593,208 shares of the Company’s common stock on September 29, 2025 and September 30, 2025, respectively. The Company recorded a loss of $2,694,951 from the conversion of this convertible note.

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

During the six months ended October 31, 2025, the Company amortized OID and debt issuance cost of $137,618 and recorded $65,192 interest expense on this Note; the Company repaid this note in full through the issuance of 3,185,968 shares and 1,593,208 shares of the Company’s common stock on September 29, 2025 and September 30, 2025, respectively. On September 29, 2025, the derivative liability on the outstanding convertible note were revalued at $1,381,635 resulting in a loss of $377,405 for the six months ended October 31, 2025, related to the change in fair value of the derivative liability. The derivative liability was revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.78, the closing stock price of the Company’s common stock on the date of valuation of $1.12, an expected dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 4.01%, and an expected term of 1.45 years.

Issuance of second tranche of unsecured convertible promissory note under March 12, 2025 note purchase agreement

On October 22, 2025, the Company issued an additional senior unsecured convertible promissory note in the principal amount of $3,000,000 (the “Additional Note”) to the investor pursuant to the initial Note Purchase Agreement dated as of March 12, 2025 by and between the Company and the Holder. The conversion price of the additional Note is initially $0.78 per share of Class A common stock (the “Fixed Price”). Beginning on the effective date of the initial Registration Statement and on the same day of each successive month thereafter, the conversion price will be reduced to the lower of (i) the then-effective Fixed Price and (ii) 95% of the lowest daily VWAP during the ten (10) consecutive trading days immediately prior to such Fixed Price Reset Date (the “Variable Price”).

The Note included an original issue discount (“OID”) of $255,000 along with debt issuance cost $256,000 for investor’s fees, costs and other transaction expenses in connection with the issuance of this note. In addition, the Company valued the conversion feature of this promissory note on the date of issuance resulting in an initial fair value of $1,568,921 and was recorded as a discount to the note with corresponding account credit to derivative liability (see further discussion below). The OID, debt issuance cost and the fair value of conversion feature at note issuance date were recognized as debt discounts and are amortized over the term of the note using the straight-line method.

October 31, 2025
Convertible note, principal	$3,000,000
Debt discount	(2,079,921)
Amortization of debt discount	25,643
Convertible note, net	$945,722

The Additional Note is a senior unsecured obligation of the Company and has a maturity date of October 22, 2027. The Additional Note bears interest at a rate to 5.25% per annum and may increase to a rate of 18.00% per annum upon the occurrence of an Event of Default (as defined in the Initial Note), for so long as such event remains uncured. Accrued interest will be paid on a monthly basis and, at the Company’s option, will either be paid in cash or paid-in-kind in shares of Common Stock, subject to certain terms and conditions as set forth in the Initial Note. During the three and six months ended October 31, 2025, the Company recorded interest expense of $ 3,884 on this note.

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

The Company valued the conversion feature of this convertible note on the date of issuance resulting in an initial liability of $1,568,921. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $0.78, the closing stock price of the Company’s common stock on the date of valuation of $0.77, an expected dividend yield of 0%, expected volatility of 100%, risk-free interest rate ranging of 3.45%, and an expected term of two years.

During the three and six months ended October 31, 2025, there was no conversion for the convertible note. On October 31, 2025, the derivative liability on the outstanding convertible note were revalued at $1,363,720 resulting in a gain of $205,201 for the three and six months ended October 31, 2025, related to the change in fair value of the derivative liability. The derivative liability was revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.78, the closing stock price of the Company’s common stock on the date of valuation of $0.70, an expected dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 3.60%, and an expected term of 1.98 years.

Senior secured convertible promissory note entered on October 1, 2025

On October 1, 2025, the Company concluded the initial closing under the Securities Purchase Agreement dated as of September 28, 2025, pursuant to which the Company agreed to issue and sell to an institutional investor (the “Investor”) a total principal amount of up to $70 million Senior Secured Convertible Promissory Notes (the “Notes”). On October 1, 2025, the Company issued an initial Note to the Investor in the principal amount of $3,000,000 for a purchase price of $2,745,000 (the “Initial Note”). In accordance with the terms of the Purchase Agreement, approximately 90% of the net proceeds received from the purchase and sale of the Initial Note will be used to acquire World Coin (WLD) to be held as a treasury asset for the Company’s balance sheet. The Note has an original issue discount of 8.5% ($255,000) along with debt issuance cost $390,000. In addition, the Company valued the conversion feature of this promissory note on the date of issuance resulting in an initial fair value of $1,544,623 and was recorded as a discount to the note with corresponding account credit to derivative liability (see further discussion below). The OID, debt issuance cost and the fair value of conversion feature at note issuance date were recognized as debt discounts and are amortized over the term of the note using the straight-line method.

October 31, 2025
Convertible note, principal	$3,000,000
Debt discount	(2,189,623)
Amortization of debt discount	92,468
Convertible note, net	$902,845

The Initial Note has an initial conversion price of $1.0289, bears interest at a rate of eight percent (8%) per year, and matures on October 1, 2027.  During the three and six months ended October 31, 2025, the Company recorded interest expense of $ 19,726 on this note. Interest payments are required to be paid monthly beginning on November 1, 2025, and may be paid in cash or, subject to the satisfaction of certain equity market conditions, in shares of Class A Common Stock of the Company, valued at the conversion price of the Initial Notes then in effect.  The Note will be convertible to Class A Common Stock of the Company at price equal to lower of (i) the Nasdaq “Minimum Price” (as defined in Nasdaq Rule 5635(d)) as of the date of issuance of such Note and (ii) 90% of the lowest daily volume weighted average price of the Company’s Class A Common Stock during the ten (10) consecutive trading days preceding the conversion notice (the “Conversion Price”).  In no event, however, shall the Initial Note be convertible at a price less than the floor price equal to 20% of the Nasdaq “Minimum Price” as of the date of issuance of the Initial Note, or $0.2058 per share (the “Floor Price”).

The Investor’s conversions of the Initial Note will be limited such that no conversion may be made to the extent that aggregate number of shares of the Common Stock then beneficially owned by the Investor (together with its affiliates) would exceed 4.99% (the “Beneficial Ownership Limitation”) of the number of shares of Common Stock outstanding immediately after giving effect to the conversion. The Investor has the right to increase the Beneficial Ownership Limitation, upon no less than 61 days’ prior notice, up 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.

Commencing on November 1, 2025, and at any time thereafter any Notes remains outstanding, the Company’s available cash and cash equivalents produced by the Company and its subsidiaries, as of the last calendar day in each fiscal quarter (each, a “covenant measuring date”) shall equal or exceed $400,000 (the “Available Cash Test”).

The Company’s obligations under the Notes will be secured by a lien on all assets of the Company, including all cryptocurrencies purchased with the proceeds of the Notes, under the terms of a Pledge and Security Agreement to be entered into as of the date of the initial closing(the “Security Agreement”). The Security Agreement will contain customary covenants and restrictions, including prohibitions on the granting of additional liens on any collateral or the transfer or sale of collateral other than in the ordinary course of business. Under the terms of the Security Agreement, all cryptocurrencies acquired by the Company with the proceeds of the Notes will be held for security in a blocked custodial account to be administered by an appointed custodian acting on behalf of the Note holders. Cryptocurrencies held under the control the Note holders in the blocked custodial account may not be sold or transferred for so long as any Notes remain outstanding.

On September 28, 2025, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor pursuant to which the Company agreed to register the resale of all shares of Class A Common Stock issuable upon conversion of the Notes. The Registration Rights Agreement requires, among other things, the Company to file an initial resale registration statement covering the conversion shares with the SEC within 30 calendar days after the initial closing date. The Company is obligated to use its best efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than the 90th calendar day following the closing date (the “Effectiveness Deadline”). However, in the event the Company is notified by SEC that the registration statement will not be reviewed or is no longer subject to further review and comments, the Effectiveness Deadline will be accelerated to the 2nd business day following the date on which the Company is so notified if such date precedes the initial Effectiveness Deadline.

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

The Company valued the conversion feature of the convertible note on the date of issuance resulting in an initial liability of $1,544,623. Upon issuance, the Company valued the conversion feature using the Black-Scholes option pricing model with the following assumptions: the initial conversion prices of $1.0289, the closing stock price of the Company’s common stock on the date of valuation of $1.00, an expected dividend yield of 0%, expected volatility of 100%, risk-free interest rate ranging of 3.55%, and an expected term of two years.

During the three and six months ended October 31, 2025, there was no conversion for the convertible note. On October 31, 2025, the derivative liability on the outstanding convertible note were revalued at $1,098,430 resulting in a gain of $446,194 for the three and six months ended October 31, 2025, related to the change in fair value of the derivative liability. The derivative liability was revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.66, the closing stock price of the Company’s common stock on the date of valuation of $0.70, an expected dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 3.60%, and an expected term of 1.92 years.

13. Loan payables

A summary of the Company’s loans was listed as follows:

Lender	Due date	October 31, 2025	April 30, 2025
U.S. Small Business Administration	June 15, 2050	$2,591,887	$2,616,050
Total loan payables		2,591,887	2,616,050
Current portion of loan payables		(62,568)	(62,212)
Non-current loan payables		$2,529,319	$2,553,838

U.S. Small Business Administration (the “SBA”)

Borrower	Due date	October 31, 2025	April 30, 2025
Maison Monrovia	June 15, 2050	$150,000	$150,000
Maison San Gabriel	June 15, 2050	1,949,702	1,967,874
Maison El Monte	June 15, 2050	492,185	498,176
Total SBA loan payables		$2,591,887	$2,616,050

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

During the three months ended October 31, 2025 and 2024, the Company made aggregate repayment of the SBA loans of $39,030 and $39,030 (which includes principal of and interest expense). During the six months ended October 31, 2025 and 2024, the Company made aggregate repayment of the SBA loans of $78,060 and $78,060 (which includes principal of and interest expense).

As of October 31, 2025, the future minimum principal amount of loan payments to be paid by year were as follows:

Year Ending April 30,	Amount
2026	$62,568
2027	62,568
2028	62,568
2029	62,568
2030	62,568
Thereafter	2,279,047
Total	$2,591,887

14. Bank Loan

On August 19, 2025, Lee Lee and AZLL closed a Business Loan Agreement with Royal Business Bank (“RBB”) which provided secured financing in the principal amount of $5,250,000. The loan from RBB is further documented by a Promissory Note. The Note bears interest at a rate of 7.5% per year and requires monthly payments of principal and interest in the amount of $91,040, with a final ballon payment in the amount of $1,139,917 due at maturity on September 5, 2030. Under the terms of the loan, the facility is also required to make additional principal curtailments of $150,000 each in November, December, January, and February of every year, totaling $600,000 annually, or $3,000,000 over the full loan term. The Note is secured by a substantially all assets of Lee Lee under the terms of a Commercial Security Agreement and is personally guaranteed by the Company’s CEO, John Xu, and his spouse, Grace Xu. In addition, Mr. Xu has pledged certain real property as collateral security for his guaranty of the loan. For the three and six months ended October 31, 2025, the Company recorded and paid $62,985 interest expense for this loan. For the three and six months ended October 31, 2025, the Company repaid $280,009 for this loan. As of October 31, 2025, $1,692,480 was recorded as current liabilities.

15. Related party balances and transactions

Related party transactions

Sales to related parties

Name of Related Party	Nature	Relationship	Three Months ended October 31, 2025	Three Months ended October 31, 2024
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	466	134,962
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	3,264	16,787
Total			$3,730	$151,749

For the three months ended October 31, 2025 and 2024, sales to related parties for Maison El Monte was nil and $3,807, respectively.

Sales to related parties

Name of Related Party	Nature	Relationship	Six Months ended October 31, 2025	Six Months ended October 31, 2024
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	121,584	170,974
Grantstone, Inc.	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	-	1,232
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	3,264	93,186
Total			$124,848	$265,392

For the six months ended October 31, 2025 and 2024, sales to related parties for Maison El Monte was $9,447 and $16,642, respectively.

Purchases from related parties

Name of Related Party	Nature	Relationship	Three Months Ended October 31, 2025	Three Months Ended October 31, 2024
United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$-	$433
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	-	13,024
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	785,512	39,372
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	-	24,417
Total			$785,512	$77,246

For the three months ended October 31, 2025 and 2024, purchase from related parties for Maison El Monte was nil and $19,773, respectively.

Name of Related Party	Nature	Relationship	Six Months Ended October 31, 2025	Six Months Ended October 31, 2024
United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$2,764	$1,595
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	54,366	27,411
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	1,060,215	73,088
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	-	37,194
Total			$1,117,345	$139,288

For the six months ended October 31, 2025 and 2024, purchase from related parties for Maison El Monte was $3,834 and $31,101, respectively.

Investment in equity purchased from related parties

Name of Investment Company	Nature of Operation	Investment percentage	Relationship	As of October 31, 2025	As of April 30, 2025
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	10%	John Xu, the Company’s Chief Executive Officer, Chairman and President, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	$162,665	$162,665
Total				$162,665	$162,665

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

Related party balances

Accounts receivable — sales to related parties

Name of Related Party	Nature	Relationship	October 31, 2025	April 30, 2025
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	$136,855	$62,444
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	-	19,223
JC Business Guys, Inc.	Supermarket product sales	Shareholder with 51% equity interest of HKGF Market of Arcadia, LLC	72,810	66,728
Grantstone Inc.	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	11,863	11,864
Ebisu LA2, LLC	Retail	John Xu, manages this entity	467	-
United Food, LLC	Supermarket product sales	John Xu, ultimately owns 24% of United Food, LLC	303,942	312,647
Total			$525,937	$472,907

 Accounts payable — purchase from related parties

Name of Related Party	Nature	Relationship	October 31, 2025	April 30, 2025
Hong Kong Supermarket of Monterey Park, Ltd.	Due on demand, non-interest bearing	John Xu, controls this entity	$440,166	$440,166
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	11,292	54,251
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc. prior to the 10% equity interest acquisition by Maison	58,495	41,956
Total			$509,953	$536,373

Other receivables — related parties

Name of Related Party	Nature	Relationship	October 31, 2025	April 30, 2025
Ideal Investment	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	$3,995	$3,995
Ideal City Capital	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	30,000	30,000
Dai Cheong Trading Co Inc.	Due on demand, non-interest bearing	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc. prior to the 10% equity interest acquisition by Maison	63,904	-
Ebisu LA2, LLC	Retail	John Xu, manages this entity	12,000	-
HKGF Market of Arcadia, LLC	Due on demand, non-interest bearing	Maison owns 49% equity interest	105,000	95,000
Total			$214,899	$128,995

Other payables — related parties

Name of Related Party	Nature	Relationship	October 31, 2025	April 30, 2025
John Xu	due on demand, non-interest bearing	The Company’s Chief Executive Officer, Chairman and President	$1,167	$222,049
Grace Xu	due on demand, non-interest bearing	Spouse of John Xu	-	40,775
Grantstone Inc.	due on demand, non-interest bearing	John Xu, indirectly owns this entity with 100% ownership	100,000
New Victory Foods Inc	due on demand, non-interest bearing	John Xu, owns this entity with 100% ownership	-	250,000
Total			$101,167	$512,824

16. Leases

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

As of October 31, 2025, the average remaining term of the supermarkets’ store lease was 22.09 years. As of April 30, 2025, the average remaining term of the supermarkets’ store lease was 15.80 years.

In June and November 2022, the Company entered three leases for three copiers with terms of 63 months for each. In January 2024, Maison El Monte entered a lease for copier with terms of 63 months. As of October 31, 2025, the average remaining term of the copier lease was 2.05 years. As of April 30, 2025, the average remaining term of the copier lease is 2.87 years.

The copier lease detail information was listed below:

Store	Lease Term Due
Maison Monrovia	January 1, 2028
Maison San Gabriel	January 1, 2028
Maison Monterey Park	August 1, 2027

The Company’s total lease expenses under ASC 842 are $0.93 million and $1.12 million for the three months ended October 31, 2025 and 2024, respectively. The Company’s total lease expenses under ASC 842 are $1.86 million and $2.25 million for the six months ended October 31, 2025 and 2024, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of range from 3.0% to 7.50%, which was determined using the Company’s incremental borrowing rate.

The Company’s operating ROU assets and lease liabilities were as follows:

	October 31, 2025	April 30, 2025
Operating ROU:
ROU assets – supermarket leases	$34,651,293	$35,669,333
ROU assets – copier leases	13,165	24,007
Total operating ROU assets	$34,664,458	$35,693,340

	October 31, 2025	April 30, 2025
Operating lease obligations:
Current operating lease liabilities	$3,447,820	$3,403,852
Non-current operating lease liabilities	34,326,434	35,180,573
Total lease liabilities	$37,774,254	$38,584,425

As of April 30, 2025, Maison El Monte’s operating ROU assets and lease liabilities were $2,365,655 and $2,365,655.

As of October 31, 2025, the five-year maturity of the Company’s operating lease liabilities was as following:

Twelve Months Ended October 31,	Operating lease liabilities
2026	$3,447,820
2027	3,503,445
2028	3,155,054
2029	2,671,633
2030	2,753,367
Thereafter	48,033,080
Total future undiscounted lease payments	63,564,399
Less: interest	(25,790,145)
Present value of lease liabilities	$37,774,254

17. Stockholder’s equity

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

Shares to related party company

On September 24, 2025, the Compensation Committee of the Board of Directors granted 760,000 shares of the Company’s Class B Common Stock, to a company that is wholly-owned by the Company’s CEO, as compensation for services provided. This action was approved by majority shareholders of the Company on October 19, 2025. The fair value of 760,000 shares was $737,200 at grant date.

Shares to officers and employee

On September 24, 2025, the Compensation Committee of the Board of Directors granted 1,745,000 shares of the Company’s common stock to certain officers and employees of the Company under the Company’s 2023 Stock Incentive Plan, including 110,000 shares to the spouse of the Company’s CEO. The fair value of 1,745,000 shares was $1,692,650 at grant date. These shares will be vested in full upon the six months anniversary of their issuance. During the three and six months ended October 31, 2025, the Company recorded $338,530 stock compensation expense for these shares.

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

Following is a summary of the activities of warrants for the six months ended October 31, 2025:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of April 30, 2025	125,000	$4.80	3.32
Exercisable as of April 30, 2025	—	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of July 31, 2025	125,000	$4.80	2.82
Exercisable as of July 31, 2025	—	—	—

18. Income taxes

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

The provision for income taxes provisions consisted of the following components:

	Three Months ended October 31, 2025	Three Months ended October 31, 2024
Current:
Federal income tax expense (benefit)	$(103,835)	$460,550
State income tax expense	47,197	124,041
Deferred:
Federal income tax benefit	(29,456)	(19,175)
State income tax benefit	(2,582)	(4,431)
Total	$(88,676)	$560,985

	Six Months ended October 31, 2025	Six Months ended October 31, 2024
Current:
Federal income tax expense	$214,535	$963,661
State income tax expense	132,906	267,168
Deferred:
Federal income tax benefit	(110,149)	(33,736)
State income tax benefit	(5,425)	(7,328)
Total	$231,867	$1,189,765

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income (loss) before income taxes:

	Three Months ended October 31, 2025	Three Months ended October 31, 2024
Federal statutory rate expense (benefit)	(1,113,336)	104,754
State statutory rate, net of effect of state income tax deductible to federal income tax	(380,340)	(13,445)
Permanent difference – penalties, interest, and others	10,584	21,719
Change in valuation allowance *	1,394,416	447,957
Tax expense (benefit) per financial statements	(88,676)	560,985

*	excludes the amount of Maison El Monte due to discontinued operation presentation

	Six Months ended October 31, 2025	Six Months ended October 31, 2024
Federal statutory rate expense (benefit)	(1,220,563)	460,517
State statutory rate, net of effect of state income tax deductible to federal income tax	(444,954)	36,260
Permanent difference – penalties, interest, and others	25,162	34,611
Change in valuation allowance *	1,872,222	658,377
Tax expense per financial statements	231,867	1,189,765

*	excludes the amount of Maison El Monte due to discontinued operation presentation

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes were comprised of the following:

	October 31, 2025	April 30, 2025
Deferred tax assets:
Bad debt expense	$75,141	$75,141
Inventory impairment loss	134,326	78,988
Investment loss	532,391	294,983
Unrealized loss on digital assets	246,897	-
Loss on note convertible	754,047	-
Lease liabilities, net of ROU	854,163	796,543
NOL	1,385,399	871,411
Valuation allowance	(3,861,995)	(2,079,374)
Deferred tax assets, net	$120,369	$37,692

Deferred tax liability:
Trademark acquired at acquisition of Maison Monterey Park and Lee Lee	$1,188,708	$1,221,606
Deferred tax liability, net of deferred tax assets	$1,068,339	$1,183,914

As of October 31, 2025 and April 30, 2025, Maison and Maison El Monte had approximately $5.41 million and $2.05 million, respectively, of U.S. federal NOL carryovers available to offset future taxable income which do not expire but are limited to 80% of income until utilized. As of October 31, 2025 and April 30, 2025, Maison and Maison El Monte had approximately $6.08 million and $3.20 million, respectively, of California state net operating loss which can be carried forward up to 20 years to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

As of October 31, 2025, the Company’s U.S. income tax returns filed for the year ending on December 31, 2021 and thereafter are subject to examination by the relevant taxation authorities.

19. Other income

For the three months ended October 31, 2025, other income mainly consisted of 1) $0.22 million consulting income for providing comprehensive consulting services focusing on enhancing operational efficiency, optimizing resource allocation, and supporting overall business growth to other non-related supermarkets, and 2) $ 76,922 other income. For the six months ended October 31, 2025, other income mainly consisted of 1) $0.56 million consulting income for providing comprehensive consulting services focusing on enhancing operational efficiency, optimizing resource allocation, and supporting overall business growth to other non-related supermarkets, 2) income tax refund of $0.10 million, and 3) $ 0.15 other income.

20. Commitments and contingencies

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

On October 17, 2024, a complaint was filed against HKGF Alhambra, HKGF Arcadia, Maison El Monte, Maison San Gabriel, Maison Monrovia, Maison Monterey Park and Tion Hin for unpaid invoices of seafood purchase for $115,388.39. The case management conference is scheduled for January 5, 2026. The management is not able to estimate the outcome of the case due to early stage of the case.

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

21. Closure of Maison El Monte store

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

The following table summarizes the carrying value of the assets and liabilities of discontinued operations Maison El Monte at June 7, 2025.

Inventory	$43,066
Other current assets	15,797
Operating lease right-of-use assets, net	2,365,655
Fixed assets, net	387,876
Security deposits	100,000

Total assets	$2,912,394

Accrued liability and other payables	$57,359
Lease liabilities	2,365,655

Total liabilities	$2,423,014

The following tables shows the results of operations relating to discontinued operations Maison El Monte for the three months ended October 31, 2025 and 2024, respectively.

	Three Months ended October 31
	2025	2024
Revenue	$-	$1,668,193
Cost of goods sold	-	1,402,060

Gross profit	-	266,133

Operating expenses
Selling expenses	-	406,359
General and administrative expenses	7,646	114,704

Total operating expenses	7,646	521,063

Loss from operations	(7,646)	(254,930)

Other income, net	248,683	3,104

Income (loss) before income taxes	241,037	(251,826)

Income tax expenses	-	2,111

Net income (loss)	$241,037	$(253,937)

The following tables shows the results of operations relating to discontinued operations Maison El Monte for the six months ended October 31, 2025 and 2024, respectively.

	Six Months ended October 31
	2025	2024
Revenue	$753,579	$3,139,482
Cost of goods sold	767,419	2,745,358

Gross profit	(13,840)	394,124

Operating expenses
Selling expenses	255,457	836,448
General and administrative expenses	77,050	248,130

Total operating expenses	332,507	1,084,578

Loss from operations	(346,347)	(690,454)

Other income, net (including $489,380 loss from disposal of assets due to store closure)	(238,115)	(1,429)

Loss before income taxes	(584,462)	(691,883)

Income tax expenses	-	9,559

Net loss	$(584,462)	$(701,442)

22. Subsequent event

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent events.

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

On June 27, 2023, we invested $1,440,000 for 40% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”), a supermarket in the city of Arcadia, California, to further expand our footprint to new neighborhood. On December 6, 2023, we invested an additional $360,000 for another 10% equity interest in HKGF Arcadia. On February 1, 2024, the Company and JC Business Guys, Inc., the only other member of HKGF Arcadia (“JC Business Guys”), entered into a third amendment to the operating agreement of HKGF Arcadia to decrease our percentage equity interest in HKGF Arcadia to 49% and increase JC Business Guy’s percentage equity interest to 51%. As a result of the amendment, we made an additional investment of $62,000. During the three and six months ended October 31, 2025, the Company recorded nil and $848,493 impairment charges for its investments in HKGF Market of Arcadia due to the Company’s plan of closing the supermarket business in this location.

On November 3, 2023, we incorporated a wholly-owned subsidiary, AZLL LLC (“AZLL”), in Arizona. On April 8, 2024, AZLL closed an acquisition transaction and purchased 100% of the equity interests in Lee Lee Oriental Supermart, Inc. (“Lee Lee”) for an aggregate purchase price of approximately $22.2 million. Lee Lee is a three-store supermarket chain operating in Arizona under the name Lee Lee International Supermarkets and specializing in ethnic groceries.

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

Key Factors that Affect Operating Results

Inflation

The inflation rate for the United States was 3.0% for the six months ended October 31, 2025, 2.6% for the six months ended October 31, 2024 according to Bureau of Labor Statistics. Inflation increased our purchase costs, occupancy costs, and payroll costs.

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

Payroll

As of October 31, 2025, we had approximately 334 employees including employees from our newly acquired subsidiary, Lee Lee, which is based in the State of Arizona. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, in California, the minimum wage was $16.00 per hour in 2024 and increased to $16. 50 per hour starting from January 1, 2025; in Arizona, the minimum wage was $14.35 per hour in 2024, and increased to $14.70 per hour starting from January 1, 2025. Our payroll and payroll tax expenses were $3.04 million and $3.89 million for the three months ended October 31, 2025 and 2024, respectively. Our payroll and payroll tax expenses were $6.87 million and $7.33 million for the six months ended October 31, 2025 and 2024, respectively.

Vendor and Supply Management

Maison believes that a centralized and efficient vendor and supply management system is the key to profitability. Maison has major vendors, including Lawrence Wholesale, Lucky Taro Total, Connex All Produce Total, and Gulf Cost Sea Trade Crop. For the three months ended October 31, 2025, these four suppliers accounted for 11.59%, 9.38%, 6.95% and 4.70% of the Company’s total purchases, respectively. For the six months ended October 31, 2025, these four suppliers accounted for 11.05%, 6.52%, 4.83% and 5.23% of the Company’s total purchases, respectively. For the three and six months ended October 31, 2024, Maison has major vendors, including Lawrence Wholesale, XHJC Holding Inc, K.C. Produce, and Bach Cuc. For the three months ended October 31, 2024, these four suppliers accounted for 14.23%, 6.84%, 6.60% and 6.39% of the Company’s total purchases, respectively. For the six months ended October 31, 2024, these four suppliers accounted for 11.66%, 8.78%, 5.51% and 8.83% of the Company’s total purchases, respectively. Maison believes that its centralized vendor management enhances its negotiating power and improves its ability to manage vendor payables.

Store Maintenance and Renovation

From time to time, Maison conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline in customer volume. Significant maintenance or renovation would affect our operations and operating results. Meanwhile, improving the store environment can also attract more customers and lead to an increase in sales. Maison focused on improving and renovating our stores. We spent $0.23 million for the three months ended October 31, 2025 for repairs and maintenance and supermarket renovation, an increase of $0.09 million compared to $0.14 million for the three months ended October 31, 2024.  We spent $0.47 million for the six months ended October 31, 2025 for repairs and maintenance and supermarket renovation, a decrease of $0.04 million compared to $0.43 million for the six months ended October 31, 2024.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended October 31, 2025, the Company had a net loss of $5,973,499 from continuing operation. The Company had an accumulated deficit of $8.2 million and negative working capital of $4.19 million as of October 31, 2025.

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

Critical Accounting Policy and Estimates

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

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on historical data and management’s estimates and provided a reserve for inventory shrinkage for the three and six months ended October 31, 2025 and 2024. The Company provided a reserve for inventory shrinkage of $6,084 and $110,229 for the three months ended October 31, 2025 and 2024, respectively. The Company provided a reserve for inventory shrinkage of $221,678 and $314,833 for the six months ended October 31, 2025 and 2024, respectively.

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

The Company’s contract liability related to gift cards was $631,610 and $701,929 as of October 31, 2025 and April 30, 2025, respectively.

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

The Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions as disclosed in Note 12 containing certain conversion features that have resulted in the instruments being deemed derivatives. The Company evaluates such derivative instruments to properly classify such instruments within equity or as liabilities in the financial statements.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liability is remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on the consolidated statement of operations. The Company had derivative liability of $2,462,150 and $1,004,230 as of October 31, 2025 and April 30, 2025, respectively.

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

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. As of October 31, 2025 and April 30, 2025, the Company has level 2 fair value calculations on derivative liability.

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

The following is the change in derivative liability for the three months ended October 31, 2025:

Balance, July 1, 2025	$694,326
Issuance of new derivative liability	3,113,545
Conversions	(1,381,635)
Change in fair market value of derivative liability	35,914
Balance, October 31, 2025	$2,462,150

The following is the change in derivative liability for the six months ended October 31, 2025:

Balance, May 1, 2025	$1,004,230
Issuance of new derivative liability	3,113,545
Conversions	(1,381,635)
Change in fair market value of derivative liability	(273,990
Balance, October 31, 2025	$2,462,150

Digital assets, net

The Company accounts for all digital assets held as crypto assets, a subset of indefinite-lived intangible assets in accordance with ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets. The Company has ownership of and control over its digital assets and the Company may use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at fair value.

The Company determines and records the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange(s) that the Company has determined is the principal market for such assets (Level I inputs). The Company determines the cost basis of its digital assets using the specific identification of each unit received. Realized and unrealized gains and losses are recorded to other income (expense), net in the Company’s consolidated statement of operations. See Note 7 - Digital Assets, Net, for further information regarding digital assets.

During the three and six months ended October 31, 2025, the Company purchased digital assets. The table below summarizes the amounts shown on the Company’s consolidated balance sheet as of October 31, 2025.

	October 31, 2025
	Units	Cost Basis	Fair Value
Digital assets held:
Worldcoin*	2,550,515	$2,919,500	$2,037,096

*	Worldcoin (WLD) is a market-traded digital token issued as part of the Worldcoin ecosystem developed by Tools for Humanity and related entities. WLD is an ERC-20 digital asset on the Ethereum blockchain and functions as a utility and governance token within the Worldcoin network. WLD does not represent cash, cash equivalents, or a stablecoin, and it is not redeemable or convertible on a dollar-for-dollar basis with any fiat currency. The value of WLD is not fixed and is subject to market volatility, with prices determined by supply and demand in active trading markets. WLD is traded on multiple cryptocurrency exchanges, and observable market prices are available. Accordingly, the fair value of WLD is based on quoted prices in active markets at the reporting date.

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

Results of Operations for the Three Months Ended October 31, 2025 and 2024

	Three Months Ended October 31,
	2025	2024	Change	Percentage Change increase (decrease)
Net revenues	$27,624,503	$29,351,731	$(1,727,228)	(5.9)%
Cost of revenues	21,172,664	21,466,077	(293,413)	(1.4)%
Gross profit	6,451,839	7,885,654	(1,433,815)	(18.2)%
Operating expenses
Selling expenses	4,797,906	4,958,012	(160,106)	(3.2)%
General and administrative expenses	3,010,952	2,001,346	1,009,606	50.4%
Total operating expenses	7,808,858	6,959,358	849,500	12.2%
Income (loss) from operations	(1,357,019)	926,296	(2,283,315)	(246.5)%
Other expenses, net	(3,324,260)	(189,395)	3,134,865	1,655.2%
Interest expense, net	(620,320)	(238,074)	(382,246)	160.6%
Income (loss) before income taxes	(5,301,599)	498,827	(5,800,426)	(1,162.8)%
Income tax provisions	(88,676)	560,985	(649,661)	(115.8)%
Net loss from continuing operation	(5,212,923)	(62,158)	(5,150,765)	8,286.6%
Net income (loss) from discontinued operation	241,037	(253,937)	494,974	(194.9)%
Net loss before noncontrolling interests	(4,971,886)	(316,095)	(4,655,791)	1,472.9%
Net loss attributable to noncontrolling interests from continuing operation	(24,222)	(38,933)	14,711	(37.8)%
Net income (loss) attributable to noncontrolling interests from discontinued operation	20,078	(21,153)	41,231	(194.9)%
Net loss attributable to noncontrolling interests	(4,144)	(60,086)	55,942	(93.1)%
Net loss attribute to the Company from continuing operation	(5,188,701)	(23,225)	(5,165,476)	22,241.0%
Net income (loss) attribute to the Company from discontinued operation	220,959	(237,784)	453,743	(194.9)%
Net loss attributable to Maison Solutions Inc.	$(4,967,742)	$(256,009)	$(4,711,733)	1,840.5%

Revenues

	Three Months Ended October 31,
	2025	2024	Change	Percentage Change
Perishables	$14,407,986	$15,114,556	$(706,570)	(4.7)%
Non-perishables	13,216,517	14,237,176	(1,020,659)	(7.2)%
Net revenue	$27,624,503	$29,351,732	$(1,727,229)	(5.9)%

Our net revenues were approximately $27.6 million for the three months ended October 31, 2025, a decrease of approximately $1.7 million or 5.9%, from approximately $29.4 million for the three months ended October 31, 2024. The decrease in net revenues was driven by decreased sales of Maison Monterey Park by $0.8 million, decreased sales of Maison Monrovia by $0.1 million, which was partly offset by increased sales of Maison San Gabriel by $0.3 million and increased sales of Lee Lee stores by $0.5 million, as compared to the three months ended October 31, 2024. Our California-based supermarkets contributed $8.8 million in revenue during the three months ended October 31, 2025, a decrease of approximately $1.2 million, as compared to the three months ended October 31, 2024. The $1.3 million decrease was mainly due to high competition from nearby Asian supermarkets because there are too many supermarkets including Asia supermarkets in the surrounding area of our stores. For the three months ended October 31, 2025 and 2024, revenue for Maison El Monte were nil and $1,668,193, respectively. We closed our Maison El Monte store on June 7, 2025 due to its continuous loss as well as our ongoing commitment to improve its profitability and support sustainable growth.

Cost of Revenues

	Three Months Ended October 31,
	2025	2024	Change	Percentage Change
Total cost of revenues	$21,172,664	$21,466,077	$(293,413)	(1.4)%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut or sliced. The cost of revenues decreased by $0.3 million, from $21.5 million for the three months ended October 31, 2024, to approximately $21.2 million for the three months ended October 31, 2025. The decrease in cost of revenues was mainly from Maison Monrovia, Maison San Gabriel and Maison Monterey Park by $0.2 million, $0.3 million and $ 0.6 million respectively, resulting from decreased sales in these stores, which was partly offset by increased cost of revenues from Lee Lee stores by $0.8 million. For the three months ended October 31, 2025 and 2024, Cost of revenue for Maison El Monte were nil and $1,402,060, respectively.

Gross Profit and Gross Margin

	Three Months Ended October 31,
	2025	2024	Change	Percentage Change
Gross Profit	$6,451,839	$7,885,654	$1,443,815	18.2%
Gross Margin	23.4%	26.9%	-	3.5%

Gross profit was approximately $6.5 million and $7.9 million for the three months ended October 31, 2025 and 2024, respectively. Gross margin was 23.4% and 26.9% for the three months ended October 31, 2025 and 2024, respectively. Our supermarkets’ sales profit margins decreased by 3.5% for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The decrease in our gross profit was mainly due to the increase of cost of goods sold due to inflation while we kept our products’ selling price at a constant level or with a minimum increase for certain products in order to be competitive. For the three months ended October 31, 2025 and 2024, gross profit for Maison El Monte were nil and $266,133, respectively.

Total Operating Expenses

	Three Months Ended October 31,
	2025	2024	Change	Percentage Change
Selling Expenses	$4,797,906	$4,958,012	$(160,106)	(3.2)%
General and Administrative Expenses	3,010,952	2,001,346	1,009,606	50.4%
Total Operating Expenses	$7,808,858	$6,959,358	$849,500	12.2%
Percentage of revenue	28.3%	23.7%		4.6%

Total operating expenses were approximately $7.8 million for the three months ended October 31, 2025, an increase of approximately $0.8 million, compared to approximately $7.0 million for the three months ended October 31, 2024. Total operating expenses as a percentage of revenues were 28.3% and 23.7% for the three months ended October 31, 2025 and 2024, respectively.

The increase in operating expenses was primarily attributable to the increase in general and administrative expenses during the three months ended October 31, 2025 was primarily due to stock compensation expense increased by $1.1 million, which was partly offset by decreased professional expense by $98,725, decreased bad debt expense by $64,014, decreased office supplier by $63,615 and decreased office expense by $77,233.

The increase in operating expense was partially offset by decrease in selling expenses during the three months ended October 31, 2025 was primarily due to decreased payroll and employee benefits by $356,335, which was partly offset by increase in bank service charge by $78,698, increase in utilities expenses by $58,887 and increase in other G&A expenses by $58,644.

For the three months ended October 31, 2025 and 2024, total operating expenses for Maison El Monte were $7,646 and $521,063, respectively.

Other Expenses, Net

Other expenses were $3,324,260 for the three months ended October 31, 2025 compared to other expenses of $189,395 for the three months ended October 31, 2024. For the three months ended October 31, 2025, other expenses mainly consisted of 1) change in fair value of derivative liability of $35,914, 2) loss on note conversion of $2,694,951, 3) unrealized loss on digital assets investment of $882,404, which was partly offset by other income of $289,009, was mainly from providing comprehensive consulting services focusing on enhancing operational efficiency, optimizing resource allocation, and supporting overall business growth to other non-related supermarkets.

For the three months ended October 31, 2024, other expenses mainly consisted of investment loss from equity method investment of $226,274, which was partly offset by other income of $36,879.

For the three months ended October 31, 2025 and 2024, other income for Maison El Monte were $248,683 and $3,104, respectively. For the three months ended October 31, 2025, other income mainly consisted of rent income of $240,000.

Interest Expense

Interest expense was $620,320 for the three months ended October 31, 2025, an increase of $382,246 from $238,074 for the three months ended October 31, 2024. For the three months ended October 31, 2025, the interest expense was for the SBA loans, bank loan, convertible note and note payable arising from the acquisition of Lee Lee. For the three months ended October 31, 2024, the interest expense was for the SBA loans and note payable arising from the acquisition of Lee Lee.

For the three months ended October 31, 2025 and 2024, interest expense for Maison El Monte were $4,230 and $4,306, respectively.

Income Taxes Provisions

Income tax benefit was $88,676 for the three months ended October 31, 2025, a decrease of $649,661 from income taxes expense of $560,985 for the three months ended October 31, 2024. The decrease in income tax expense was mainly due to the net loss from Maison parent company, decreased taxable income for Maison Monterey Park supermarket, and increased taxable loss for our other two California-based supermarkets.

Net Income (Loss) from Discontinued Operation

We generated net income from discontinued operation Maison El Monte of $ 241,037 and net loss of $ 253,937 for the three months ended October 31, 2025 and 2024, respectively.

Net Loss from Continuing Operation

Net loss attributable to the Company from continuing operation was $5,212,923 for the three months ended October 31, 2025, an increase of net loss of $5,150,765, or 8,286.6%, from a net loss of $62,158 attributable to the Company for the three months ended October 31, 2024. This was mainly attributable to the reasons discussed above, which included a decrease in gross profit by $1,433,815, increased loss on note conversion by $2,694,951, increased unrealized loss on digital assets investment by $882,404 and increased operating expenses by $849,500.

Results of Operations for the Six Months Ended October 31, 2025 and 2024

	Six Months Ended October 31,
	2025	2024	Change	Percentage Change increase (decrease)
Net revenues	$54,789,637	$57,529,822	$(2,740,185)	(4.8)%
Cost of revenues	41,778,664	41,506,520	272,144	0.7%
Gross profit	13,010,973	16,023,302	(3,012,329)	(18.8)%
Operating expenses
Selling expenses	9,564,995	9,427,816	137,179	1.5%
General and administrative expenses	4,618,782	3,598,791	1,019,991	28.3%
Total operating expenses	14,183,777	13,026,607	1,157,170	8.9%
Income (loss) from operations	(1,172,804)	2,996,695	(4,169,499)	(139.1)%
Other expenses, net	(3,366,675)	(386,627)	(2,980,048)	(770.78)%
Interest expense, net	(1,272,729)	(417,130)	(855,599)	205.1%
Income (loss) before income taxes	(5,812,208)	2,192,938	(8,005,146)	(365.0)%
Income tax provisions	231,867	1,189,765	(975,898)	(80.5)%
Net income (loss) from continuing operation	(6,044,075)	1,003,173	(7,047,248)	(702.5)%
Net loss from discontinued operation	(584,462)	(701,442)	116,980	(16.7)%
Net income (loss) before noncontrolling interests	(6,628,537)	301,731	(6,930,268)	(2,296.8)%
Net loss attributable to noncontrolling interests from continuing operation	(70,576)	(84,738)	14,162	(16.7)%
Net loss attributable to noncontrolling interests from discontinued operation	(48,686)	(58,430)	9,744	(16.7)%
Net loss attributable to noncontrolling interests	(119,262)	(143,168)	23,906	(16.7)%
Net income (loss) attribute to the Company from continuing operation	(5,973,499)	1,087,911	(7,061,410)	(649.1)%
Net loss attribute to the Company from discontinued operation	(535,776)	(643,012)	107,236	16.7%
Net income (loss) attributable to Maison Solutions Inc.	$(6,509,275)	$444,899	$(6,954,174)	(1,563.1)%

Revenues

	Six Months Ended October 31,
	2025	2024	Change	Percentage Change
Perishables	$28,556,971	$29,555,963	$(998,992)	(3.4)%
Non-perishables	26,232,666	27,973,860	(1,741,193)	(6.2)%
Net revenue	$54,789,637	$57,529,823	$(2,740,185)	(4.8)%

  Our net revenues were approximately $54.8 million for the six months ended October 31, 2025, a decrease of approximately $2.7 million or 4.8%, from approximately $57.5 million for the six months ended October 31, 2024. The decrease in net revenues was driven by decreased sales of Maison Monterey Park by $1.6 million, decreased sales of Maison Monrovia by $0.4 million, decreased sales of Maison San Gabriel by $0.6 million and decreased sales of Lee Lee stores by $0.2 million, as compared to the six months ended October 31, 2024. Our California-based supermarkets contributed $17.5 million in revenue during the six months ended October 31, 2025, a decrease of approximately $2.6 million, as compared to the six months ended October 31, 2024. The $2.6 million decrease was mainly due to high competition from nearby Asian supermarkets because there are too many supermarkets including Asia supermarkets in the surrounding area of our stores. For the six months ended October 31, 2025 and 2024, revenue for Maison El Monte were $753,579 and $3,139,482, respectively. We closed our Maison El Monte store on June 7, 2025 due to its continuous loss as well as our ongoing commitment to improve its profitability and support sustainable growth.

Cost of Revenues

	Six Months Ended October 31,
	2025	2024	Change	Percentage Change
Total cost of revenues	$41,778,664	$41,506,520	$272,144	0.7%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut or sliced. The cost of revenues increased by $0.3 million, from $41.5 million for the six months ended October 31, 2024, to approximately $41.8 million for the six months ended October 31, 2025. The increase in cost of revenues was mainly from increased cost of revenues from Lee Lee stores by $2.5 million which was partly offset by decreased cost of revenues from our three California based supermarket by $2.3 million. For the six months ended October 31, 2025 and 2024, Cost of revenue for Maison El Monte were $767,419 and $2,745,358, respectively.

Gross Profit and Gross Margin

	Six Months Ended October 31,
	2025	2024	Change	Percentage Change
Gross Profit	$13,010,973	$16,023,302	$3,012,329	18.8%
Gross Margin	23.7%	27.9%	-	4.1%

Gross profit was approximately $13 million and $16 million for the six months ended October 31, 2025 and 2024, respectively. Gross margin was 23.7% and 27.9% for the six months ended October 31, 2025 and 2024, respectively. Our supermarkets’ sales profit margins decreased by 4.1% for the six months ended October 31, 2025 compared to the six months ended October 31, 2024. The decrease in our gross profit was mainly due to the increase cost of goods sold due to inflation. For the six months ended October 31, 2025 and 2024, gross profit (loss) for Maison El Monte were $(13,840) and $394,124, respectively. We sold products in Maison El Monte store at a big discount due to the closure of the store.

Total Operating Expenses

	Six Months Ended October 31,
	2025	2024	Change	Percentage Change
Selling Expenses	$9,564,995	$9,427,816	$137,179	1.5%
General and Administrative Expenses	4,618,782	3,598,791	1,019,991	28.3%
Total Operating Expenses	$14,183,777	$13,026,607	$1,157,170	8.9%
Percentage of revenue	25.9%	22.6%		3.3%

Total operating expenses were approximately $14.2 million for the six months ended October 31, 2025, an increase of approximately $1.2 million, compared to approximately $13.0 million for the six months ended October 31, 2024. Total operating expenses as a percentage of revenues were 25.9% and 22.6% for the six months ended October 31, 2025 and 2024, respectively.

The increase in operating expenses was primarily attributable to the increase in general and administrative expenses during the six months ended October 31, 2025 was primarily due to stock compensation expense increased by $1.1 million and increased other G&A expenses by $0.3 million, which was partly offset decreased professional expense by $0.3 million.

The increase in selling expenses during the six months ended October 31, 2025 was primarily due to increased bank service fees by $132,422, increased computer expense by $28,323, increased delivery expense by $48,816, which was partly offset by decreased utilities expense by $65,449.

For the six months ended October 31, 2025 and 2024, total operating expenses for Maison El Monte were $322,507 and $1,084,578, respectively.

Other Expenses, Net

Other expenses were $3,366,675 for the six months ended October 31, 2025 compared to other expense of $386,627 for the six months ended October 31, 2024. For the six months ended October 31, 2025, other expenses mainly consisted of 1)investment loss of $848,493 from HKGF Arcadia, 2) loss on note conversion of $2,694,951, 3) unrealized loss on digital assets investment of $882,404, which was partly offset by change in fair value of derivative liability of $273,990 and other income of $785,183, which was mainly the $0.56 million consulting income from providing comprehensive consulting services focusing on enhancing operational efficiency, optimizing resource allocation, and supporting overall business growth to other non-related supermarkets.

For the six months ended October 31, 2024, other expenses mainly consisted of investment loss from equity method investment of $433,077, which was partly offset by other income of $46,450.

For the six months ended October 31, 2025, other expenses for Maison El Monte were $238,115. For the six months ended October 31,2024, other income for Maison El Monte were $7,208. For the six months ended October 31, 2025, other expenses mainly consisted of loss on disposal of store assets of $489,380, which was partly offset by other income by $260,150.

Interest Expense

Interest expense was $1,272,729 for the six months ended October 31, 2025, an increase of $855,599 from $417,130 for the six months ended October 31, 2024. For the six months ended October 31, 2025, the interest expense was for the SBA loans, bank loan, convertible note and note payable arising from the acquisition of Lee Lee. For the six months ended October 31, 2024, the interest expense was for the SBA loans and note payable arising from the acquisition of Lee Lee.

For the six months ended October 31, 2025 and 2024, interest expense for Maison El Monte were $8,885 and $8,637, respectively.

Income Taxes Provisions

Income tax expense was $231,867 for the six months ended October 31, 2025, a decrease of $957,898 from income taxes expense of $1,189,765 for the six months ended October 31, 2024. The decrease in income tax expense was mainly due to the taxable loss from Maison parent company, decreased taxable income for Maison Monterey Park supermarket, and increased taxable loss for our other two California-based supermarkets.

Net Loss from Discontinued Operation

We generated net loss from discontinued operation Maison El Monte of $584,462 and $701,442 for the six months ended October 31, 2025 and 2024, respectively.

Net Income (Loss) from Continuing Operation

Net loss attributable to the Company from continuing operation was $6,044,075 for the six months ended October 31, 2025, an increase of net loss of $7,047,248, or 702.5%, from a net income of $1,003,173 attributable to the Company for the six months ended October 31, 2024. This was mainly attributable to the reasons discussed above, which included a decrease in gross profit by $3,012,329 and increased operating expenses by $1,157,170, increased loss on conversion by $2,694,951, increased unrealized loss on digital assets investment by $882,404, which is partly offset by increased other income by $738,733.

Liquidity and Capital Resources

Cash Flows for the six Months Ended October 31, 2025 Compared to the six Months Ended October 31, 2024

As of October 31, 2025, we had cash and cash equivalents of approximately $1,365,377. We had net loss from continuing operation attributable to us of $5,973,499 for the six months ended October 31, 2025, and had a working capital deficit of approximately $4.19 million as of October 31, 2025. As of October 31, 2025, the Company had outstanding loan facilities of approximately $2.60 million SBA loans, $5.0 million bank loan, and $6.00 million convertible note payable.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. We have funded our working capital, operations and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, government grants, and bank loans. Cash is required to pay purchase costs for inventory, rental expenses, salaries, income taxes, other operating expenses and to repay debts. Our ability to repay our current expenses and obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail grocery industry, the expected collectability of our accounts receivable and the realization of the inventories as of October 31, 2025 and April 30, 2025. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control.

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

The following table summarizes our cash flow data for the six months ended October 31, 2025 and 2024.

	Six Months Ended October 31,
	2025	2024
Net cash provided by (used in) operating activities	$(636,479)	$4,707,531
Net cash used in investing activities	(2,038,096)	(195,085)
Net cash provided by (used in) financing activities	3,264,592	(4,157,877)
Net change in cash	$590,017	$354,569

Operating Activities

Net cash used in operating activities was approximately $636,479 for the six months ended October 31, 2025, which mainly consisted of net loss of $6.6 million, deducting non-cash adjustments from net loss of $389,565, including change in fair value of derivative liability of $273,990 and change in deferred taxes of $115,575. In addition, for the six months ended October 31, 2025, we had cash outflow from (i) increased outstanding accounts receivable from related parties of $53,030, (ii) increased purchase of inventories of $631,655, (iii) increased cash outflow on prepayment of $428,473, (iv) increased cash outflow on other receivables and other current assets of $286,944, (v) increased cash outflow on accounts payable from related parties of $26,420, (vi) increased payment for contract liabilities of $70,319, and (vii) increased payment of other long-term payables of $1,200.

However, our net cash used in operating activities for the six months ended October 31, 2025 was offset by add-back of non-cash adjustments to net loss including depreciation and amortization expense of $441,519, inventory impairment of $221,678, loss on note convertible of $2,694,951, stock compensation expense of $1,075,730, amortization of OID and debt issuance cost of $755,532, investment loss from 49% equity investee HKGF Arcadia store of $848,493, and $489,380 loss from disposal of assets due to Maison El Monte store closure. In addition, for the six months ended October 31, 2025, we had cash inflow from (i) collection of outstanding accounts receivables of $584,831, (ii) increased outstanding accounts payable of $17,882 , (iii) increased outstanding income tax payable of $345,559, (iv) increased operating lease liabilities of $218,711, and (v) increased accrued expenses and other payables of $185,398.

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

Investing Activities

Net cash used in investing activities was $2.0 million for the six months ended October 31, 2025, which mainly consisted of purchase of equipment of $1,000 and purchase of digital assets of $2,037,096.

Net cash used in investing activities was $195,085 for the six months ended October 31, 2024, which mainly consisted of store renovation and purchase of equipment of $133,085 and investment into HKGF Market of Arcadia, LLC of $62,000.

Financing Activities

Net cash provided by financing activities was approximately $3.3 million for the six months ended October 31, 2025, which mainly consisted of borrowing from bank loan of $5,250,000, proceeds from promissory note of $4,844,000, which was partially offset by bank overdraft of $385,615, loan to related party of $497,562, repayment of loan payable of $304,171, and repayment of notes payable arising from acquisition of Lee Lee of $5,642,060.

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

As of October 31, 2025 and April 30, 2025, the Company’s aggregate balance on the three SBA loans was $2,591,887 and $2,616,050, respectively.

Bank Loan

On August 19, 2025, Lee Lee and AZLL closed a Business Loan Agreement with Royal Business Bank (“RBB”) which provided secured financing in the principal amount of $5,250,000. The loan from RBB is further documented by a Promissory Note. The Note bears interest at a rate of 7.5% per year and requires monthly payments of principal and interest in the amount of $91,040, with a final ballon payment in the amount of $1,139,917 due at maturity on September 5, 2030. Under the terms of the loan, the facility is also required to make additional principal curtailments of $150,000 each in November, December, January, and February of every year, totaling $600,000 annually, or $3,000,000 over the full loan term. The Note is secured by a substantially all assets of Lee Lee under the terms of a Commercial Security Agreement and is personally guaranteed by the Company’s CEO, John Xu, and his spouse, Grace Xu. In addition, Mr. Xu has pledged certain real property as collateral security for his guaranty of the loan. For the three and six months ended October 31, 2025, the Company recorded and paid $62,985 interest expense for this loan. For the three and six months ended October 31, 2025, the Company repaid $280,009 for this loan. As of October 31, 2025, $1,692,480 was recorded as current liabilities.

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

As of October 31, 2025 and April 30, 2025, the Company had an outstanding note payable of nil and $5,642,060 to the sellers of Lee Lee. The Company repaid this note in full on September 8, 2025.

Convertible Note Payable

Unsecured convertible promissory note entered on March 12, 2025

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

The Note Holder may exercise the Incremental Warrant, in whole or in part, in increments of up to $1,500,000, but subject to a minimum increment of $250,000, at any time prior to March 12, 2028. The Incremental Warrant also provides that the Company may request that the Holder exercise the Incremental Warrant if certain terms and conditions are satisfied as set forth in the Incremental Warrant. The aggregate exercise price to purchase the maximum aggregate principal amount of Additional Notes issuable under the Incremental Warrant is $5,947,500, which gives effect to an original issue discount of eight and a half percent (8.5%) for each such Additional Note issued upon the exercise of the Incremental Warrant. The Note Holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the ninetieth (90) Trading Day following the effective date of the initial Registration Statement (the “Initial Exercise Date”) and on or prior to 5:00 p.m. (New York City time) on March 12, 2028 (the “Termination Date”) but not thereafter, to subscribe for and purchase from Maison. The incremental warrant is contingent for exercise upon effectiveness of the initial registration statement, as of October 31, 2025, the initial registration statement was not effective yet and is under SEC review,  however, the Company expects it will meet the registration effectiveness deadline described below.

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

The Company repaid this note in full through the issuance of 3,185,968 shares and 1,593,208 shares of the Company’s common stock on September 29, 2025 and September 30, 2025, respectively. The Company recorded $2.44 million loss on note conversion.

Issuance of second tranche of unsecured convertible promissory note under March 12, 2025 note purchase agreement

On October 22, 2025, the Company issued an additional senior unsecured convertible promissory note in the principal amount of $3,000,000 (the “Additional Note”) to the investor pursuant to the initial Note Purchase Agreement dated as of March 12, 2025 by and between the Company and the Holder. The conversion price of the additional Note is initially $0.78 per share of Class A common stock (the “Fixed Price”). Beginning on the effective date of the initial Registration Statement and on the same day of each successive month thereafter, the conversion price will be reduced to the lower of (i) the then-effective Fixed Price and (ii) 95% of the lowest daily VWAP during the ten (10) consecutive trading days immediately prior to such Fixed Price Reset Date (the “Variable Price”). The Note included an original issue discount (“OID”) of $255,000 along with debt issuance cost $256,000 for investor’s fees, costs and other transaction expenses in connection with the issuance of this note.

The Additional Note is a senior unsecured obligation of the Company and has a maturity date of October 22, 2027. The Additional Note bears interest at a rate to 5.25% per annum and may increase to a rate of 18.00% per annum upon the occurrence of an Event of Default (as defined in the Initial Note), for so long as such event remains uncured. Accrued interest will be paid on a monthly basis and, at the Company’s option, will either be paid in cash or paid-in-kind in shares of Common Stock, subject to certain terms and conditions as set forth in the Initial Note.

Senior secured convertible promissory note entered on October 1, 2025

On October 1, 2025, the Company concluded the initial closing under the Securities Purchase Agreement dated as of September 28, 2025, pursuant to which the Company agreed to issue and sell to an institutional investor (the “Investor”) a total principal amount of up to $70 million Senior Secured Convertible Promissory Notes (the “Notes”). On October 1, 2025, the Company issued an initial Note to the Investor in the principal amount of $3,000,000 for a purchase price of $2,745,000 (the “Initial Note”). In accordance with the terms of the Purchase Agreement, approximately 90% of the net proceeds received from the purchase and sale of the Initial Note will be used to acquire World Coin (WLD) to be held as a treasury asset for the Company’s balance sheet. The Note has an original issue discount of 8.5% ($255,000) along with debt issuance cost $390,000.

The Initial Note has an initial conversion price of $1.0289, bears interest at a rate of eight percent (8%) per year, and matures on October 1, 2027. Interest payments are required to be paid monthly beginning on November 1, 2025, and may be paid in cash or, subject to the satisfaction of certain equity market conditions, in shares of Class A Common Stock of the Company, valued at the conversion price of the Initial Notes then in effect.  The Note will be convertible to Class A Common Stock of the Company at price equal to lower of (i) the Nasdaq “Minimum Price” (as defined in Nasdaq Rule 5635(d)) as of the date of issuance of such Note and (ii) 90% of the lowest daily volume weighted average price of the Company’s Class A Common Stock during the ten (10) consecutive trading days preceding the conversion notice (the “Conversion Price”).  In no event, however, shall the Initial Note be convertible at a price less than the floor price equal to 20% of the Nasdaq “Minimum Price” as of the date of issuance of the Initial Note, or $0.2058 per share (the “Floor Price”).

The Company’s obligations under the Notes will be secured by a lien on all assets of the Company, including all cryptocurrencies purchased with the proceeds of the Notes, under the terms of a Pledge and Security Agreement to be entered into as of the date of the initial closing(the “Security Agreement”). The Security Agreement will contain customary covenants and restrictions, including prohibitions on the granting of additional liens on any collateral or the transfer or sale of collateral other than in the ordinary course of business. Under the terms of the Security Agreement, all cryptocurrencies acquired by the Company with the proceeds of the Notes will be held for security in a blocked custodial account to be administered by an appointed custodian acting on behalf of the Note holders. Cryptocurrencies held under the control the Note holders in the blocked custodial account may not be sold or transferred for so long as any Notes remain outstanding.

On September 28, 2025, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor pursuant to which the Company agreed to register the resale of all shares of Class A Common Stock issuable upon conversion of the Notes. The Registration Rights Agreement requires, among other things, the Company to file an initial resale registration statement covering the conversion shares with the SEC within 30 calendar days after the initial closing date. The Company is obligated to use its best efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than the 90th calendar day following the closing date (the “Effectiveness Deadline”). However, in the event the Company is notified by SEC that the registration statement will not be reviewed or is no longer subject to further review and comments, the Effectiveness Deadline will be accelerated to the 2nd business day following the date on which the Company is so notified if such date precedes the initial Effectiveness Deadline.

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of October 31, 2025:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	Thereafter
Bank loan	$4,969,991	$1,692,480	$2,938,152	$339,359	$—
SBA loans	2,591,887	62,568	125,136	125,136	2,279,047
Convertible notes payable	6,000,000	—	6,000,000	—	—
Operating lease obligations and others	37,774,254	3,447,820	6,658,499	5,424,999	22,242,936
	$51,336,132	$5,202,868	$15,721,787	$5,889,494	$24,521,983

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

On October 17, 2024, a complaint was filed against HKGF Alhambra, HKGF Arcadia, Maison El Monte, Maison San Gabriel, Maison Monrovia, Maison Monterey Park and Tion Hin for unpaid invoices of seafood purchase for $115,388. The case management conference is scheduled for January 5, 2026. The management is not able to estimate the outcome of the case due to early stage of the case.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on this evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2025 due to the previously identified material weaknesses described below.

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

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended October 31, 2025.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found in Note 20 — “Commitments and Contingencies” to the consolidated financial Statements included in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 22, 2025	MAISON SOLUTIONS INC.

	By:	/s/ John Xu
	Name:	John Xu
	Title:	Chief Executive Officer, Chairman, and President
(Principal Executive Officer)

Dated: December 22, 2025	By:	/s/ Alexandria M. Lopez
	Name:	Alexandria M. Lopez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)