Form 10-Q
period 2026-01-31
Maison Solutions Inc.
filed 2026-03-17
CIK 1892292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

As of March 17, 2026, the number of shares of Class A common stock, $0.0001 par value, outstanding was 27,451,517 shares, and the number of shares of Class B common stock, $0.0001 par value, outstanding was 3,000,000 shares.

MAISON SOLUTIONS INC.

FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAISON SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of January 31, 2026 (Unaudited)	As of April 30, 2025
ASSETS

CURRENT ASSETS
Cash	$1,518,958	$775,360
Accounts receivable	334,582	2,658,524
Accounts receivable - related parties	324,387	472,907
Inventories, net	5,625,140	5,324,268
Prepayments	3,509,321	2,423,684
Other receivables and other current assets	1,151,021	694,943
Other receivables - related parties	109,899	128,995
Total current assets	12,573,308	12,478,681

NON-CURRENT ASSETS
Property and equipment, net	1,415,536	1,646,056
Intangible assets, net	7,000,488	7,419,812
Digital assets	1,054,759	-
Security deposits	856,008	856,008
Investment under cost method	-	75,000
Investment under cost method - related parties	162,665	162,665
Investment under equity method	-	848,493
Operating lease right-of-use assets, net	34,143,129	35,693,340
Goodwill	14,882,849	14,882,849
Total non-current assets	59,515,434	61,584,223

Assets from discontinued operations	-	3,299,985

TOTAL ASSETS	$72,088,742	$77,362,889

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$1,094,148	$1,446,647
Accounts payable	7,286,356	7,986,255
Accounts payable - related parties	538,111	536,373
Accrued expenses and other payables	3,019,769	1,708,304
Other payables - related parties	101,167	512,824
Income tax payable	931,053	661,408
Contract liabilities	591,454	701,929
Operating lease liabilities, current	3,467,314	3,403,852
SBA loans payable, current	66,094	62,212
Note payable, current	-	4,887,094
Bank loan payable, current	1,692,477	-
Total current liabilities	18,787,943	21,906,898

NON-CURRENT LIABILITIES
SBA loans payable	2,508,379	2,553,838
Bank loan payable	2,643,141	-
Security deposit from sub-tenants	126,512	131,228
Operating lease liabilities, non-current	33,888,841	35,180,573
Notes payable, non-current	-	754,966
Convertible notes payable	2,135,984	584,199
Derivative liability	3,278,000	1,004,230
Deferred tax liability, net	1,159,739	1,183,914
Total non-current liabilities	45,740,596	41,392,948

Liabilities from discontinued operations	-	2,423,014

TOTAL LIABILITIES	64,528,539	65,722,860

Commitment and contingencies (Note 17)

STOCKHOLDER’S EQUITY
Class A Common stock, $0.0001 par value, 97,000,000 shares authorized; 23,155,613 and 17,450,476 shares issued and outstanding as of January 31, 2026 and April 30,2025	2,316	1,745
Class B Common stock, $0.0001 par value, 3,000,000 shares authorized; 3,000,000 and 2,240,000 shares issued and outstanding as of January 31, 2026 and April 30, 2025	300	224
Additional paid in capital	21,073,631	13,313,523
Accumulated deficit	(13,372,174)	(1,648,223)

Total Maison Solutions, Inc. stockholders’ equity	7,704,073	11,667,269

Noncontrolling interest	(143,870)	(27,240)

Total stockholders’ equity	7,560,203	11,640,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,088,742	77,362,889

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

Revenue	$29,544,900	$32,319,930	$84,334,537	$89,849,752

Cost of goods sold	22,002,534	25,273,639	63,781,198	66,780,159

Gross profit	7,542,366	7,046,291	20,553,339	23,069,593

Operating expenses
Selling expenses	4,360,369	4,409,767	13,925,364	13,837,583
General and administrative expenses	6,000,170	1,450,315	10,618,952	5,049,106

Total operating expenses	10,360,539	5,860,082	24,544,316	18,886,689

Income (loss) from operations	(2,818,173)	1,186,209	(3,990,977)	4,182,904

Non-operating income (expenses)
Interest expense, net	(718,833)	(264,778)	(1,991,562)	(681,908)
Investment loss	(75,000)	(71,023)	(923,493)	(504,100)
Change in fair value of derivative liability	(992,094)	-	(3,413,055)	-
Unrealized loss on digital assets investment	(982,337)	-	(1,864,741)	-
Other income, net	424,985	228,619	1,210,168	275,069

Non-operating expenses, net	(2,343,279)	(107,182)	(6,982,683)	(910,939)

Income (loss) before income taxes	(5,161,452)	1,079,027	(10,973,660)	3,271,965

Income tax provision	50,393	(16,919)	282,260	1,172,846

Net income (loss) from continuing operation	(5,211,845)	1,095,946	(11,255,920)	2,099,119
Net loss from discontinued operations	(199)	(100,781)	(584,661)	(802,223)

Net income (loss)	(5,212,044)	995,165	(11,840,581)	1,296,896

Net income (loss) attributable to noncontrolling interests from continuing operation	2,648	(8,203)	(67,928)	(92,941)
Net loss attributable to noncontrolling interests from discontinued operation	(16)	(8,395)	(48,702)	(66,825)

Net income (loss) attributable to noncontrolling interest	2,632	(16,598)	(116,630)	(159,766)

Net income (loss) attributable to the Company from continuing operation	(5,214,493)	1,104,149	(11,187,992)	2,192,060
Net loss attributable to the Company from discontinued operation	(183)	(92,386)	(535,959)	(735,398)

Net income (loss) attributable to Maison Solutions, Inc.	(5,214,676)	1,011,763	(11,723,951)	1,456,662

Net income (loss) per share attributable to Maison Solutions, Inc.
Basic	$(0.21)	$0.06	$(0.53)	$0.08
Diluted	$(0.21)*	$0.06	$(0.53)*	$0.08
Weighted average number of common stock outstanding - basic	25,305,281	17,450,476	22,098,869	17,450,476
Weighted average number of common stock outstanding - diluted	36,466,845	17,450,476	26,426,308	17,450,476

*	Earnings per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the three and nine months ended January 31, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED JANUARY 31, 2026 AND 2025 (UNAUDITED)

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at April 30, 2025	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(1,648,223)	$(27,240)	$11,640,029
Net loss	-	-	-	-	-	(1,541,533)	(115,118)	(1,656,651)
Balance at July 31, 2025	17,450,476	1,745	2,240,000	224	13,313,523	(3,189,756)	(142,358)	9,983,378
Net loss	-	-	-	-	-	(4,967,742)	(4,144)	(4,971,886)
Conversion of convertible note into common shares	4,779,176	478	-	-	5,384,065	-	-	5,384,543
Stock compensation expense	-	-	-	-	1,075,730	-	-	1,075,730
Balance at October 31, 2025	22,229,652	2,223	2,240,000	224	19,773,318	(8,157,498)	(146,502)	11,471,765
Net loss	-	-	-	-	-	(5,214,676)	2,632	(5,212,044)
Conversion of convertible note into common shares	925,961	93	-	-	454,067	-	-	454,160
Issuance of shares	-	-	760,000	76	(76)	-	-	-
Stock compensation expense	-	-	-	-	846,322	-	-	846,322
Balance at January 31, 2026	23,155,613	$2,316	3,000,000	$300	$21,073,631	$(13,372,174)	$(143,870)	$7,560,203

	Class A		Class B		Additional			Total
	Common Stock		Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at April 30, 2024	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(2,817,495)	$221,123	$10,719,120
Net income (loss)	-	-	-	-	-	700,908	(83,082)	617,826
Balance at July 31, 2024	17,450,476	1,745	2,240,000	224	13,313,523	(2,116,587)	138,041	11,336,946
Net loss	-	-	-	-	-	(256,009)	(60,086)	(316,095)
Balance at October 31, 2024	17,450,476	1,745	2,240,000	224	13,313,523	(2,372,596)	77,955	11,020,851
Net loss	-	-	-	-	-	1,011,763	(16,598)	995,165
Balance at January 31, 2025	17,450,476	$1,745	2,240,000	$224	$13,313,523	$(1,360,833)	$61,357	$12,016,016

The accompanying notes are an integral part of these consolidated financial statements.

MAISON SOLUTIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(11,840,581)	$1,296,896
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	661,001	779,593
Inventory impairment	190,564	342,472
Investment loss	923,493	504,100
Unrealized loss on digital assets investment	1,864,741	-
Bad debt expense	1,900,000	29,493
Finance charge for note conversion into shares	25,266	-
Gain on disposal of fixed assets	(11,543)	-
Loss from disposal of assets due to store closure	489,380	-
Stock compensation expense	1,922,055	-
Amortization of debt discount and debt issuance cost of convertible note	1,292,949	-
Change in fair value of derivative liability	3,413,055	-
Changes in deferred taxes	(24,175)	(58,288)
Changes in operating assets and liabilities:
Accounts receivable	423,942	24,918
Accounts receivable - related parties	148,520	5,971
Inventories	(103,846)	(4,197,132)
Prepayments	(1,085,637)	268,713
Other receivables and other current assets	(456,078)	642,097
Security deposits	-	(12,000)
Accounts payable	(699,901)	5,107,110
Accounts payable - related parties	1,737	136,494
Accrued expenses and other payables	1,400,454	88,366
Income tax payable	269,645	1,220,635
Contract liabilities	(110,475)	(195,957)
Operating lease liabilities	321,940	396,548
Other long-term payables	(4,716)	6,114
Net cash provided by operating activities	911,790	6,386,143

Cash flows from investing activities
Payment for equipment purchase	(14,613)	(154,427)
Purchase of digital assets	(2,919,500)	-
Cash received from disposal of fixed assets	15,000	-
Investment into HKGF Market of Arcadia, LLC	-	(62,000)
Net cash used in investing activities	(2,919,113)	(216,427)

Cash flows from financing activities
Bank overdraft	(352,499)	1,200,983
Borrowing from related parties	19,096	21,238
Borrowing from bank loan	5,250,000	-
Repayment of bank loan	(914,382)	-
Proceeds from convertible note	4,844,000	-
Loan to related party	(411,657)	(65,000)
Repayment of SBA Loan	(41,577)	(48,624)

Repayment of notes payable arising from acquisition of Lee Lee	(5,642,060)	(6,834,057)
Net cash provided by (used in) financing activities	2,750,921	(5,725,460)

Net changes in cash	743,598	444,256
Cash at the beginning of the period	775,360	1,101
Cash at the end of the period	$1,518,958	$445,357

Supplemental disclosure of cash flow information
Cash paid for interest	$532,157	$694,826
Cash paid for income taxes	$36,791	$116,369

Supplemental disclosure of non-cash investing and financing activities
Conversion of notes into common shares	$3,250,000	$-

The accompanying notes are an integral part of these consolidated financial statements

MAISON SOLUTIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026 (UNAUDITED) AND APRIL 30, 2025

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

2. Summary of significant accounting policies

Going concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three and nine months ended January 31, 2026, the Company had a net loss of $5,214,676 and 11,723,951, respectively. The Company had an accumulated deficit of approximately $13.37 million and negative working capital of $6.21 million as of January 31, 2026. The historical operating results including recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern.

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

The interim unaudited consolidated financial statements as of January 31, 2026 and for the three and nine months periods ended January 31, 2026 and 2025 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025, previously filed with the SEC on August 14, 2025.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim consolidated financial position as of January 31, 2026, its interim consolidated results of operations and cash flows for the three and nine months ended January 31, 2026 and 2025, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

As of January 31, 2026 and April 30, 2025, the Company had deficit NCIs of $143,870 and $27,240, respectively, which represent 9% of the equity interest of Maison San Gabriel, 14.75% of the equity interest of Maison Monrovia and 8.33% of the equity interest of Maison El Monte. For the three months ended January 31, 2026 and 2025, the Company had net income of $2,632 and net loss of $16,598 respectively, that were attributable to NCIs.  For the nine months ended January 31, 2026 and 2025, the Company had net loss of $116,630 and $159,766 respectively, that were attributable to NCIs.

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

Cash and cash equivalents

Cash and equivalents include cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of January 31, 2026 and April 30, 2025, cash balances held in the banks, exceeding the standard insurance amount, are $418,133 and $91,692, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

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

Accounts receivable

The Company’s accounts receivable arises from product sales and sublicensing the software. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if it expects to collect the receivables in one year or less from the time of sale. The Company does not expect to collect receivables greater than one year from the time of sale.

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of January 31, 2026 and April 30, 2025, the allowance for credit losses was $1,900,000 and nil, respectively.

Accounts receivable — related parties

Accounts receivable consists primarily of receivables from related parties on 30-day credit terms and are presented net of an allowance for estimated uncollectible amounts. The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. Once collection efforts have been exhausted, the accounts receivable is written off against the allowance. As of January 31, 2026 and April 30, 2025, the allowance for credit losses was $29,493 and $29,493, respectively.

Prepayments

Prepayments are mainly comprised of cash deposited and advanced to suppliers for future inventory purchases and services to be performed, and prepayment for an equity investment. This amount is refundable and bears no interest. For any prepayments that management determines will not be in receipts of inventories, services, or refundable, the Company recognizes an allowance account to reserve such balances. Management reviews its prepayments on a regular basis to determine if the allowance is adequate and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. As of January 31, 2026 and April 30, 2025, the Company had made prepayments to its vendors of $3,509,321 and $2,423,684, respectively. The Company’s management continues to evaluate the reasonableness of the allowance policy and update it if necessary.

Other receivables and other current assets

Other receivables and other current assets primarily include non-interest-bearing loans of the other business entities, mainly the Company’s major vendors. Management regularly reviews the aging of receivables and changes in payment trends and records allowances when management believes collection of amounts due are at risk. Management reviews the composition of other receivables and analyzes historical bad debts, and current economic trends to evaluate the adequacy of the reserves. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of January 31, 2026 and April 30, 2025, the Company did not have any bad debt allowance for other receivables.

Inventories, net

Inventories consisting of finished goods and products available for sale are primarily accounted for using the first-in, first-out method. Merchandise inventories are valued at the lower of cost or net realizable value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, liquidations, and expected recoverable values of each disposition category. The Company recorded inventory shrinkage based on the historical data and management’s estimates and provides a reserve for inventory shrinkage for the three and nine months ended January 31, 2026 and 2025. The Company provided a reserve for inventory shrinkage (reversal) of $(31,114) and $27,639 during the three months ended January 31, 2026 and 2025. The Company provided a reserve for inventory shrinkage of $190,564 and $342,472 during the nine months ended January 31, 2026 and 2025.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There was no impairment of long-lived assets for the three and nine months ended January 31, 2026 and 2025.

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

Effective on December 14, 2023, the Company purchased 10% equity interest in TMA Liquor Inc. (“TMA”), a liquor wholesale company, for $100,000. The Company paid $75,000. Management evaluated the investment in TMA Liquor Inc. for impairment during the three and nine months ended January 31, 2026. Based on TMA’s recent financial performance, industry conditions, and updated projections of future cash flows, management determined that the carrying value of the investment exceeded its estimated recoverable amount. Accordingly, the Company recorded a full impairment charge of $75,000 to this investment during the three and nine months ended January 31, 2026.

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

Investment in equity securities is evaluated for impairment when facts or circumstances indicate that the fair value of the long-term investments is less than its carrying value. An impairment is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to (i) the nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investments; and (v) ability to hold the security for a period sufficient to allow for any anticipated recovery in fair value. As of January 31, 2026, the Company fully impaired its investment due to continued operating losses. During the three and nine months ended January 31, 2026, the Company recorded nil and $848,493 impairment charges for its investments in HKGF Market of Arcadia. On January 31, 2026, Maison sold its 49% ownership interest in HKGF Market of Arcadia to the existing shareholder for $1.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). The Company did not record any impairment loss during the three and nine months ended January 31, 2026 and 2025.

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

Instruments classified as derivative liability is remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on the consolidated statement of operations. The Company had derivative liability of $3,278,000 and $1,004,230 as of January 31, 2026 and April 30, 2025, respectively.

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

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. As of January 31, 2026 and April 30, 2025, the Company has level 2 fair value calculations on derivative liability.

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

The following is the change in derivative liability for the three months ended January 31, 2026:

Balance, November 1, 2025	$2,462,150
Issuance of new derivative liability	-
Conversions	(176,244)
Change in fair market value of derivative liability	992,094
Balance, January 31, 2026	$3,278,000

The following is the change in derivative liability for the nine months ended January 31, 2026:

Balance, May 1, 2025	$1,004,230
Issuance of new derivative liability	3,113,545
Conversions	(1,557,879)
Change in fair market value of derivative liability	718,104
Balance, January 31, 2026	$3,278,000

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

The Company sells Company gift cards to customers. There are no administrative fees on unused gift cards, and the gift cards do not have an expiration date. Gift card sales are recorded as contract liability when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company’s gift card breakage rate is based upon historical redemption patterns, and it recognizes breakage revenue utilizing the redemption recognition method. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift card been redeemed. The Company’s contract liability related to gift cards was $591,454 and $701,929 as of January 31, 2026 and April 30, 2025, respectively.

The following table summarizes disaggregated revenue from contracts with customers by product group: perishable and non-perishable goods. Perishable product categories include meat, seafood, vegetables, and fruit. Non-perishable product categories include grocery, liquor, cigarettes, lottery, newspaper, reusable bag, non-food, and health products.

	Three Months ended January 31,
	2026	2025
Perishables	$15,084,742	$16,470,337
Non-perishables	14,460,158	15,849,593
Total revenue *	$29,544,900	$32,319,930

	Nine Months ended January 31,
	2026	2025
Perishables	$43,641,712	$46,026,300
Non-perishables	40,692,825	43,823,452
Total revenue *	$84,334,537	$89,849,752

*	Total revenue did not include the revenue of Maison El Monte due to closure of the supermarket in June 2025. For the three months ended January 31, 2026 and 2025, Maison El Monte has sales of nil and $1,829,293, respectively. For the nine months ended January 31, 2026 and 2025, Maison El Monte has sales of $753,579 and $4,968,775, respectively.

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

Selling expenses

Selling expenses mainly consist of advertising costs, promotion expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. Advertising expenses, which consist primarily of online and offline advertisements, are expensed when the services are performed. The Company’s advertising expenses excluding Maison El Monte were $30,645 and $11,131 for the three months ended January 31, 2026 and 2025, respectively. The Company’s advertising expenses excluding Maison El Monte were $74,308 and $45,439 for the nine months ended January 31, 2026 and 2025, respectively. The Company’s advertising expenses for Maison EL Monte were nil and $19,682 for the three months ended January 31, 2026 and 2025. The Company’s advertising expenses for Maison EL Monte were nil and $31,827 for the nine months ended January 31, 2026 and 2025.

General and administrative expenses

General and administrative expenses mainly consist of payroll and related costs for employees involved in general corporate functions, professional fees and other general corporate expenses, as well as expenses associated with the use by these functions of facilities and equipment, such as rental and depreciation expenses.

Concentrations of risks

(a) Major customers

For the three and nine months ended January 31, 2026 and 2025, the Company did not have any customers that accounted for more than 10% of consolidated total net sales.

(b) Major vendors

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the three months ended January 31, 2026 and 2025.

Three Months Ended January 31, 2026		Three Months Ended January 31, 2025
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	12%	A	5%

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the nine months ended January 31, 2026 and 2025.

Nine Months Ended January 31, 2026		Nine Months Ended January 31, 2025
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	12%	A	7%

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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended January 31, 2026 and 2025:

	For the three months ended January 31,
	2026	2025
Net income (loss) attributable to the Company from continuing operation	$(5,214,493)	$1,104,149
Net income (loss) attributable to the Company from discontinued operation	(183)	(92,386)
Weighted average common stock outstanding - basic	25,305,281	17,450,476
Convertible note	11,161,564	-
Weighted average common stock outstanding - diluted	36,466,845	17,450,476
Net loss per share of common stock from continuing operation - basic	$(0.21)	$0.06
Net income (loss) per share of common stock from discontinued operation - basic	$-	$(0.005)
Net loss per share of common stock from continuing operation – diluted	$(0.21)*	$0.06
Net income (loss) per share of common stock from discontinued operation -diluted	$-	$(0.005)

*	Earnings per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the three months ended January 31, 2026.

 The following table sets forth the computation of basic and diluted net loss per share for the nine months ended January 31, 2026 and 2025:

	For the nine months ended January 31,
	2026	2025
Net income (loss) attributable to the Company from continuing operation	$(11,187,992)	$2,192,060
Net loss attributable to the Company from discontinued operation	(535,959)	(735,398)
Weighted average common stock outstanding - basic	22,098,869	17,450,476
Convertible note	4,327,439	-
Weighted average common stock outstanding - diluted	26,426,308	17,450,476
Net income (loss) per share of common stock from continuing operation - basic	$(0.51)	$0.12
Net loss per share of common stock from discontinued operation - basic	$(0.02)	$(0.04)
Net loss per share of common stock from continuing operation - diluted	$(0.51)*	$0.12
Net loss per share of common stock from discontinued operation -diluted	$(0.02)*	$(0.04)

*	Earnings per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the nine months ended January 31, 2026.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting period within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

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

3. Inventories, net

A summary of inventories, net was as follows:

	January 31, 2026	April 30, 2025
Perishables	$2,023,379	$508,568
Non-perishables	4,098,848	5,122,223
Reserve for inventory shrinkage	(497,087)	(306,523)
Inventories, net	$5,625,140	$5,324,268

As of April 30, 2025, inventory from Maison EL Monte was $430,656.

Movements of reserve for inventory shrinkage were as follows:

	Nine Months Ended January 31, 2026	Nine Months Ended January 31, 2025
Beginning balance	$306,523	$36,790
Provision for inventory shrinkage reserve	190,564	342,472
Ending Balance	$497,087	$379,262

For the three and nine Months ended January 31, 2025, inventory shrinkage reverse from Maison EL Monte was $1,773 and $2,794.

4. Prepayments

Prepayments consisted of the following:

	January 31, 2026	April 30, 2025
Prepayment for inventory purchases	$2,040,385	$1,954,748
Prepaid directors and officers (“D&O”) insurance	116,731	116,731
Prepaid income tax	196,900	196,900
Prepaid professional service	25,902	25,902
Prepaid rent	129,403	129,403
Prepayment for investment	1,000,000	-
Total prepayments	$3,509,321	$2,423,684

As of January 31, 2026, the prepayment for inventory purchases mainly consisted of $643,865 paid to GF Distribution, Inc., one of the Company’s major vendors; and $1,313,842 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor, and prepayment to other vendors of $82,678.

As of April 30, 2025, the prepayment for inventory purchases mainly consisted of $981,446 paid to GF Distribution, Inc., one of the Company’s major vendors; and $963,302 paid to XHJC Holdings Inc., which is the Company’s new centralized vendor, and prepayment to other vendors of $10,000.

As of April 30, 2025, the prepayment for investment was mainly for a potential investment of acquiring 40% equity interest in SupplyAI Corporation for a total purchase price of $1,000,000. SupplyAI Corporation utilizes artificial intelligence technology to provide supply chain services to grocery retailers. The Company prepaid $1,000,000 as of January 31, 2026.

As of April 30, 2025, $15,798 Maison El Monte’s prepayment was disposed due to store closure.

5. Property and equipment, net

Property and equipment consisted of the following:

	January 31, 2026	April 30, 2025
Furniture & Fixtures	$3,180,888	$3,180,365
Equipment	4,122,982	4,121,982
Leasehold Improvement	1,943,329	1,930,236
Automobile	678,276	699,019
Total property and equipment	9,925,475	9,931,602
Accumulated depreciation	(8,509,939)	(8,285,546)
Property and equipment, net	$1,415,536	$1,646,056

Depreciation expenses included in the general and administrative expenses for the three months ended January 31, 2026 and 2025 were $7,247 and $10,071, respectively. Depreciation expense included in the cost of sales for the three months ended January 31, 2026 and 2025 were $72,462 and $100,718, respectively. Depreciation expenses included in the general and administrative expenses for the nine months ended January 31, 2026 and 2025 were $21,971 and $32,751, respectively. Depreciation expense included in the cost of sales for the nine months ended January 31, 2026 and 2025 were $219,707 and $327,517, respectively.

Depreciation expenses included in the general and administrative expenses for Maison El Monte for the three months ended January 31, 2026 and 2025 were nil and $2,914, respectively. Depreciation expenses included in the cost of sales for Maison El Monte for the three months ended January 31, 2026 and 2025 were nil and $29,144, respectively. Depreciation expenses included in the general and administrative expenses for Maison El Monte for the nine months ended January 31, 2026 and 2025 were $975 and $9,723, respectively. Depreciation expenses included in the cost of sales for Maison El Monte for the nine months ended January 31, 2026 and 2025 were $9,754 and $97,232, respectively.

As of April 30, 2025, the net property and equipment for Maison El Monte was $387,876.

6. Intangible assets

Intangible assets consisted of the following:

	January 31, 2026	April 30, 2025
Liquid license	$17,482	$17,482
Software systems (a)	2,950,000	2,950,000
Trademark (b)	5,194,000	5,194,000
Total intangible assets	8,161,482	8,161,482
Accumulated amortization	1,160,994	741,670
Intangible assets, net	$7,000,488	$7,419,812

(a)	Software systems

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

The amortization expense for the three months ended January 31, 2026 and 2025 was $139,192 and $139,192, respectively. The amortization expense for the nine months ended January 31, 2026 and 2025 was $419,325 and $419,325, respectively. The amortization expense for Maison El Monte for the three months ended January 31, 2026 and 2025 was $292 and 292, respectively. The amortization expense for Maison El Monte for the nine months ended January 31, 2026 and 2025 was $876 and 876, respectively. Estimated amortization expense for each of the next five years from January 31, 2026 is as follows: $559,099, $559,099, $559,099, $559,099 and $559,099.

7. Digital assets

During the three and nine months ended January 31, 2026, the Company purchased digital assets from BitGo Trust Company, a digital asset infrastructure and financial services company. The table below summarizes the amounts shown on the Company’s consolidated balance sheet as of January 31, 2026.

	January 31, 2026
	Units	Cost Basis	Fair Value
Digital assets held:
Worldcoin*	2,550,515	$2,919,500	$1,054,759

*	Worldcoin (WLD) is a market-traded digital token issued as part of the Worldcoin ecosystem developed by Tools for Humanity and related entities. WLD is an ERC-20 digital asset on the Ethereum blockchain and functions as a utility and governance token within the Worldcoin network.

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

The following table provides details of the activities related to the Company’s digital assets for the three months ended January 31, 2026:

Beginning balance fair value at November 1, 2025	$2,037,096
Unrealized loss	(982,337)
Ending balance	$1,054,759

The following table provides details of the activities related to the Company’s digital assets for the nine months ended January 31, 2026:

Beginning balance fair value at initial purchase date	$2,919,500
Unrealized loss	(1,864,741)
Ending balance	$1,054,759

8. Equity method investment

During the year ended April 30, 2024, the Company invested $1,862,000 for 49% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”). As of April 30, 2025, the carrying amount of the investment in HKGF Arcadia was $848,493, which was before the impairment charge discussed as follows. During the three and nine months ended January 31, 2026, the Company recorded nil and $848,493 impairment charge for its investments in HKGF Market of Arcadia due to the Company’s plan of closing the supermarket business in this location. The Company recorded $71,023 and $463,325 investment loss for the three and nine months ended January 31, 2025. As of January 31, 2026, the balance of the Company’s investment in HKGF Market of Arcadia was $0. The Company had recognized cumulative investment losses, including impairment charges, totaling $1,862,000. Company did not guarantee any of the investee’s liabilities. On January 31, 2026, Maison sold its 49% ownership interest in HKGF Market of Arcadia to the existing shareholder for $1.

The following table shows the unaudited condensed statement of operations of HKGF Arcadia for the three months ended January 31, 2026 and 2025.

	For the three months ended January 31, 2026 (unaudited)	For the three months ended January 31, 2025 (unaudited)
Net Revenues
Supermarket	$-	$2,228,026
Total Revenues, Net	-	2,228,026

Cost of Revenues
Supermarket	-	1,638,418
Total Cost of Revenues	-	1,638,418

Gross Profit	-	589,608

Operating Expenses	15,713	734,553
Total Operating Expenses	15,713	734,553
Loss from Operations	(15,713)	(144,945)

Other income	59,418	-
Income (Loss )Before Income Taxes	43,705	(144,945)

Income Taxes	-	-
Net Income ( Loss)	43,705	(144,945)

Net Income (Loss) Attributable to Maison Solutions Inc.	$21,415	$(71,023)

The following table shows the condensed statement of operations of HKGF Arcadia for the nine months ended January 31, 2026 and 2025.

	For the nine months ended January 31, 2026	For the nine months ended January 31, 2025
Net Revenues
Supermarket	$1,627,723	$5,956,048
Total Revenues, Net	1,627,723	5,956,048

Cost of Revenues
Supermarket	1,588,713	4,731,072
Total Cost of Revenues	1,588,713	4,731,072

Gross Profit	39,010	1,224,976

Operating Expenses	1,052,652	2,181,220
Total Operating Expenses	1,052,652	2,181,220
Loss from Operations	(1,013,642)	(956,244)

Other income	66,618	10,683
Loss Before Income Taxes	(947,024)	(945,561)

Income Taxes	—	—
Net Loss	(947,024)	(945,561)

Net Loss Attributable to Maison Solutions Inc.	$(464,042)	$(463,325)

9. Goodwill

Goodwill represented the excess fair value of the assets under the fair value of the identifiable assets owned at the closing of the acquisition of Maison Monterey Park and Lee Lee, including an assembled workforce, which cannot be sold or transferred separately from the other assets in the business. As of January 31, 2026 and April 30, 2025, the Company had goodwill of $14,882,849, consisting of $2,222,211 arising from Maison Monterey Park and $12,660,638 arising from the Lee Lee acquisition. The Company concluded there was no impairment to the goodwill for the three and nine months ended January 31, 2026 and 2025.

10. Accrued expenses and other payables

Accrued expenses and other payables consisted of the following:

	January 31, 2026	April 30, 2025
Accrued payroll	$956,410	$1,023,151
Accrued interest expense	116,153	186,076
Accrued loss for legal matters (Note 20)	1,305,128	5,128
Other payables	376,106	193,907
Due to third parties, non-interest bearing, payable upon demand	145,774	145,774
Sales tax payable	120,198	154,268
Total accrued expenses and other payables	$3,019,769	$1,708,304

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

As of January 31, 2026 and April 30, 2025, the Company had an outstanding note payable of nil and $5,642,060, respectively, to the sellers of Lee Lee. The Company repaid the full amount of this note on September 8, 2025. During the nine months ended January 31, 2026, the Company repaid $5,642,060 on this note and recorded $455,329 interest expense. During the three months ended January 31, 2025, the Company repaid $1,534,056 on this note and recorded $239,005 interest expense. During the nine months ended January 31, 2025, the Company repaid $6,834,057 on this note and recorded $618,997 interest expense.

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

	January 31, 2026	April 30, 2025
Convertible note, principal	$-	$3,000,000
Debt discount	-	(2,471,218)
Amortization of debt discount	-	55,417
Convertible note, net	$-	$584,199

The Initial Note is a senior unsecured obligation of the Company and has a maturity date of March 12, 2027, which may be extended at the option of the Holder with the express written consent of the Company pursuant to the terms of the Initial Note. The Initial Note bears interest at a rate to 5.25% per annum and may increase to a rate of 18.00% per annum upon the occurrence of an Event of Default (as defined in the Initial Note), for so long as such event remains uncured. Accrued interest will be paid on a monthly basis and, at the Company’s option, will either be paid in cash or paid-in-kind in shares of Common Stock, subject to certain terms and conditions as set forth in the Initial Note. During the three and nine months ended January 31, 2026, the Company recorded interest expense of nil and $65,192 on this note.

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

During the nine months ended January 31, 2026, the Company amortized OID and debt issuance cost of $137,618 and recorded $65,192 interest expense on this Note; the Company repaid this note in full through the issuance of 3,185,968 shares and 1,593,208 shares of the Company’s common stock on September 29, 2025 and September 30, 2025, respectively. On September 29, 2025, the derivative liability on the outstanding convertible note were revalued at $1,381,635 resulting in a loss of $377,405 for the six months ended October 31, 2025, related to the change in fair value of the derivative liability. The derivative liability was revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.78, the closing stock price of the Company’s common stock on the date of valuation of $1.12, an expected dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 4.01%, and an expected term of 1.45 years.

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

January 31, 2026
Convertible note, principal	$3,000,000
Debt discount	(2,079,921)
Amortization of debt discount	287,770
Note converted into shares	(250,000)
Convertible note, net	$957,849

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

During the three and nine months ended January 31, 2026, the Company recorded interest expense of $ 4,699 and $8,584 on this note.

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

During the three and nine months ended October 31, 2025, the Company converted $250,000 of this note into 925,961 shares of the Company’s common stock and derecognized the associated derivative liability of $176,244, which was recorded as change in fair value of derivative liability in the Company’s consolidated statements of operations. On January 31, 2026, the derivative liability on the outstanding convertible note were revalued at $1,534,355 resulting in a loss of $141,678 for the and nine months ended January 31, 2026, related to the change in fair value of the derivative liability. The derivative liability was revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.28, the closing stock price of the Company’s common stock on the date of valuation of $0.26, an expected dividend yield of 0%, expected volatility of 126%, risk-free interest rate of 3.52%, and an expected term of 1.72 years.

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

January 31, 2026
Convertible note, principal	$3,000,000
Debt discount	(2,189,623)
Amortization of debt discount	367,758
Convertible note, net	$1,178,135

The Initial Note has an initial conversion price of $1.0289, bears interest at a rate of eight percent (8%) per year, and matures on October 1, 2027.  During the three and nine months ended January 31, 2026, the Company recorded interest expense of $ 80,219 and $60,493 on this note. Interest payments are required to be paid monthly beginning on November 1, 2025, and may be paid in cash or, subject to the satisfaction of certain equity market conditions, in shares of Class A Common Stock of the Company, valued at the conversion price of the Initial Notes then in effect.  The Note will be convertible to Class A Common Stock of the Company at price equal to lower of (i) the Nasdaq “Minimum Price” (as defined in Nasdaq Rule 5635(d)) as of the date of issuance of such Note and (ii) 90% of the lowest daily volume weighted average price of the Company’s Class A Common Stock during the ten (10) consecutive trading days preceding the conversion notice (the “Conversion Price”).  In no event, however, shall the Initial Note be convertible at a price less than the floor price equal to 20% of the Nasdaq “Minimum Price” as of the date of issuance of the Initial Note, or $0.2058 per share (the “Floor Price”).

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

During the three and nine months ended January 31, 2026, there was no conversion for the convertible note. On January 31, 2026, the derivative liability on the outstanding convertible note were revalued at $1,743,644 resulting in a loss of $645,215 and $199,021 for the three and nine months ended January 31, 2026, related to the change in fair value of the derivative liability. The derivative liability was revalued using the Black-Scholes option pricing model with the following assumptions: exercise prices of $0.26, the closing stock price of the Company’s common stock on the date of valuation of $0.26, an expected dividend yield of 0%, expected volatility of 126%, risk-free interest rate of 3.52%, and an expected term of 1.66 years.

13. Loan payables

A summary of the Company’s loans was listed as follows:

Lender	Due date	January 31, 2026	April 30, 2025
U.S. Small Business Administration	June 15, 2050	$2,574,473	$2,616,050
Total loan payables		2,574,473	2,616,050
Current portion of loan payables		(66,094)	(62,212)
Non-current loan payables		$2,508,379	$2,553,838

U.S. Small Business Administration (the “SBA”)

Borrower	Due date	January 31, 2026	April 30, 2025
Maison Monrovia	June 15, 2050	$150,000	$150,000
Maison San Gabriel	June 15, 2050	1,934,688	1,967,874
Maison El Monte*	June 15, 2050	489,785	498,176
Total SBA loan payables		$2,574,473	$2,616,050

*	Maison and other affiliated stores will be responsible for this obligation if Maison El Monte is not able to repay.

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

During the three months ended January 31, 2026 and 2025, the Company made aggregate repayment of the SBA loans of $39,030 and $39,030 (which includes principal of and interest expense). During the nine months ended January 31, 2026 and 2025, the Company made aggregate repayment of the SBA loans of $117,090 and $117,090 (which includes principal of and interest expense).

As of January 31, 2026, the future minimum principal amount of loan payments to be paid by year were as follows:

Year Ending January 31,	Amount
2027	$66,094
2028	66,094
2029	66,094
2030	66,094
2031	66,094
Thereafter	2,244,003
Total	$2,574,473

14. Bank Loan

On August 19, 2025, Lee Lee and AZLL closed a Business Loan Agreement with Royal Business Bank (“RBB”) which provided secured financing in the principal amount of $5,250,000. The loan from RBB is further documented by a Promissory Note. The Note bears interest at a rate of 7.5% per year and requires monthly payments of principal and interest in the amount of $91,040, with a final ballon payment in the amount of $1,139,917 due at maturity on September 5, 2030. Under the terms of the loan, the facility is also required to make additional principal curtailments of $150,000 each in November, December, January, and February of every year, totaling $600,000 annually, or $3,000,000 over the full loan term. The Note is secured by a substantially all assets of Lee Lee under the terms of a Commercial Security Agreement and is personally guaranteed by the Company’s CEO, John Xu, and his spouse, Grace Xu. In addition, Mr. Xu has pledged certain real property as collateral security for his guaranty of the loan. For the three and nine months ended January 31, 2026, the Company recorded and paid $88,747 and $151,732 interest expense for this loan. For the three and nine months ended January 31, 2026, the Company repaid $634,373 and $914,382 for this loan. As of January 31, 2026, $1,692,477 was recorded as current liabilities.

15. Related party balances and transactions

Related party transactions

Sales to related parties

Name of Related Party	Nature	Relationship	Three Months ended January 31, 2026	Three Months ended January 31, 2025
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	-	60,861
Ebisu La 2 LLC	Retail	John Xu, manages this entity	636	-
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	933	-
Total			$1,569	$60,861

For the three months ended January 31, 2026 and 2025, sales to related parties for Maison El Monte was nil and $20,424, respectively.

Sales to related parties

Name of Related Party	Nature	Relationship	Nine Months ended January 31, 2026	Nine Months ended January 31, 2025
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	-	231,835
Ebisu La 2 LLC	Retail	John Xu, manages this entity	1,568
Grantstone, Inc.	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	-	1,232
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	4,196	93,186
Total			$5,764	$326,253

For the nine months ended January 31, 2026 and 2025, sales to related parties for Maison El Monte was $9,447 and $37,066, respectively.

Purchases from related parties

Name of Related Party	Nature	Relationship	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025
United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$-	$849
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	-	7,950
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	103,801	746,927
Total			$103,801	$755,726

For the three months ended January 31, 2026 and 2025, purchase from related parties for Maison El Monte was nil and $26,617, respectively.

Name of Related Party	Nature	Relationship	Nine Months Ended January 31, 2026	Nine Months Ended January 31, 2025
United Food, LLC	Supermarket product sales	John Xu, the Company’s Chief Executive Officer, Chairman and President, ultimately owns 24% of United Food, LLC	$2,764	$2,444
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	-	35,361
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	1,164,016	820,015
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	-	37,194
Total			$1,166,780	$895,014

For the nine months ended January 31, 2026 and 2025, purchase from related parties for Maison El Monte was $3,834 and $57,718, respectively.

Investment in equity purchased from related parties

Name of Investment Company	Nature of Operation	Investment percentage	Relationship	As of January 31, 2026	As of April 30, 2025
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	10%	John Xu, the Company’s Chief Executive Officer, Chairman and President, controls this entity with 90% ownership through DC Holding CA, Inc., Maison owns the remaining 10%	$162,665	$162,665
Total				$162,665	$162,665

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

Related party balances

Accounts receivable — sales to related parties

Name of Related Party	Nature	Relationship	January 31, 2026	April 30, 2025
HKGF Market of Arcadia, LLC	Supermarket product sales	Maison owns 49% equity interest	$-	$62,444
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	-	19,223
JC Business Guys, Inc.	Supermarket product sales	Shareholder with 51% equity interest of HKGF Market of Arcadia, LLC	-	66,728
Grantstone Inc.	Supermarket product sales	John Xu, indirectly owns this entity with 100% ownership	11,863	11,864
Ebisu LA2, LLC	Retail	John Xu, manages this entity	2,501	-
United Food, LLC	Supermarket product sales	John Xu, ultimately owns 24% of United Food, LLC	310,023	312,647
Total			$324,387	$472,907

Accounts payable — purchase from related parties

Name of Related Party	Nature	Relationship	January 31, 2026	April 30, 2025
Hong Kong Supermarket of Monterey Park, Ltd.	Due on demand, non-interest bearing	John Xu, controls this entity	$440,166	$440,166
HKGF Market of Alhambra, Inc.	Supermarket product sales	Grace Xu, spouse of John Xu, controls this entity with 90% ownership, Maison owns the remaining 10%	10,102	54,251
Dai Cheong Trading Co Inc.	Import and wholesales of groceries	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc. prior to the 10% equity interest acquisition by Maison	87,843	41,956
Total			$538,111	$536,373

Other receivables — related parties

Name of Related Party	Nature	Relationship	January 31, 2026	April 30, 2025
Ideal Investment	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	$3,995	$3,995
Ideal City Capital	Due on demand, non-interest bearing	John Xu, has majority ownership of this entity	30,000	30,000
Dai Cheong Trading Co Inc.	Due on demand, non-interest bearing	John Xu, controls this entity with 100% ownership through DC Holding CA, Inc. prior to the 10% equity interest acquisition by Maison	63,904	-
Ebisu LA2, LLC	Retail	John Xu, manages this entity	12,000	-
HKGF Market of Arcadia, LLC	Due on demand, non-interest bearing	Maison owns 49% equity interest	-	95,000
Total			$109,899	$128,995

Other payables — related parties

Name of Related Party	Nature	Relationship	January 31, 2026	April 30, 2025
John Xu	due on demand, non-interest bearing	The Company’s Chief Executive Officer, Chairman and President	$1,167	$222,049
Grace Xu	due on demand, non-interest bearing	Spouse of John Xu	-	40,775
Grantstone Inc.	due on demand, non-interest bearing	John Xu, indirectly owns this entity with 100% ownership	100,000
New Victory Foods Inc	due on demand, non-interest bearing	John Xu, owns this entity with 100% ownership	-	250,000
Total			$101,167	$512,824

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

As of January 31, 2026, the average remaining term of the supermarkets’ store lease was 22.01 years. As of April 30, 2025, the average remaining term of the supermarkets’ store lease was 15.80 years.

In June and November 2022, the Company entered three leases for three copiers with terms of 63 months for each. In January 2024, Maison El Monte entered a lease for copier with terms of 63 months. As of January 31, 2026, the average remaining term of the copier lease was 1.80 years. As of April 30, 2025, the average remaining term of the copier lease is 2.87 years.

The copier lease detail information was listed below:

Store	Lease Term Due
Maison Monrovia	January 1, 2028
Maison San Gabriel	January 1, 2028
Maison Monterey Park	August 1, 2027

The Company’s total lease expenses under ASC 842 are $0.93 million and $1.12 million for the three months ended January 31, 2026 and 2025, respectively. The Company’s total lease expenses under ASC 842 are $2.79 million and $3.37 million for the nine months ended January 31, 2026 and 2025, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of range from 3.0% to 7.50%, which was determined using the Company’s incremental borrowing rate.

The Company’s operating ROU assets and lease liabilities were as follows:

	January 31, 2026	April 30, 2025
Operating ROU:
ROU assets – supermarket leases	$34,131,437	$35,669,333
ROU assets – copier leases	11,692	24,007
Total operating ROU assets	$34,143,129	$35,693,340

	January 31, 2026	April 30, 2025
Operating lease obligations:
Current operating lease liabilities	$3,467,314	$3,403,852
Non-current operating lease liabilities	33,888,841	35,180,573
Total lease liabilities	$37,356,155	$38,584,425

As of April 30, 2025, Maison El Monte’s operating ROU assets and lease liabilities were $2,365,655 and $2,365,655.

As of January 31, 2026, the five-year maturity of the Company’s operating lease liabilities was as following:

Twelve Months Ended January 31,	Operating lease liabilities
2027	$3,467,318
2028	3,514,491
2029	2,931,780
2030	2,692,019
2031	2,630,485
Thereafter	47,476,504
Total future undiscounted lease payments	62,712,597
Less: interest	(25,356,442)
Present value of lease liabilities	$37,356,155

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

Shares to officers and employee

On September 24, 2025, the Compensation Committee of the Board of Directors granted 1,745,000 shares of the Company’s common stock to certain officers and employees of the Company under the Company’s 2023 Stock Incentive Plan, including 110,000 shares to the spouse of the Company’s CEO. The fair value of 1,745,000 shares was $1,692,650 at grant date. These shares will be vested in full upon the six months anniversary of their issuance. During the three and nine months ended January 31, 2026, the Company recorded $846,325 and $1,184,855 stock compensation expense for these shares.

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

Following is a summary of the activities of warrants for the six months ended January 31, 2026:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of April 30, 2025	125,000	$4.80	3.32
Exercisable as of April 30, 2025	—	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of January 31, 2026	125,000	$4.80	2.57
Exercisable as of January 31, 2026	—	—	—

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

The provision for income taxes provisions consisted of the following components:

	Three Months ended January 31, 2026	Three Months ended January 31, 2025
Current:
Federal income tax expense (benefit)	$(119,202)	$48,742
State income tax expense (benefit)	78,197	(48,437)
Deferred:
Federal income tax expense (benefit)	108,111	(14,386)
State income tax benefit	(16,713)	(2,838)
Total	$50,393	$(16,919)

	Nine Months ended January 31, 2026	Nine Months ended January 31, 2025
Current:
Federal income tax expense	$95,332	$1,012,404
State income tax expense	211,102	218,731
Deferred:
Federal income tax benefit	(2,037)	(48,122)
State income tax benefit	(22,137)	(10,167)
Total	$282,260	$1,172,846

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income (loss) before income taxes:

	Three Months ended January 31, 2026	Three Months ended January 31, 2025
Federal statutory rate expense (benefit)	(1,024,610)	226,596
State statutory rate, net of effect of state income tax deductible to federal income tax	586,151	29,619
Permanent difference – penalties, interest, and others	7,262	7,028
Change in valuation allowance *	481,590	(280,162)
Tax expense (benefit) per financial statements	50,393	(16,919)

*	excludes the amount of Maison El Monte due to discontinued operation presentation

	Nine Months ended January 31, 2026	Nine Months ended January 31, 2025
Federal statutory rate expense (benefit)	(2,245,174)	687,114
State statutory rate, net of effect of state income tax deductible to federal income tax	141,197	65,879
Permanent difference – penalties, interest, and others	32,424	41,639
Change in valuation allowance *	2,353,813	378,214
Tax expense per financial statements	282,260	1,172,846

*	excludes the amount of Maison El Monte due to discontinued operation presentation

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes were comprised of the following:

	January 31, 2026	April 30, 2025
Deferred tax assets:
Bad debt expense	$474,144	$75,141
Inventory impairment loss	67,380	78,988
Investment loss	415,329	294,983
Unrealized loss on digital assets	332,301	-
Change in fair value of derivative liability	695,639	-
Unamortized discount of host contract	269,717	-
Lease liabilities, net of ROU	881,341	796,543
NOL	2,186,364	871,411
Valuation allowance	(5,309,695)	(2,079,374)
Deferred tax assets, net	$12,520	$37,692

Deferred tax liability:
Trademark acquired at acquisition of Maison Monterey Park and Lee Lee	$1,172,259	$1,221,606
Deferred tax liability, net of deferred tax assets	$1,159,739	$1,183,914

As of January 31, 2026 and April 30, 2025, Maison and Maison El Monte had approximately $8.55 million and $2.05 million, respectively, of U.S. federal NOL carryovers available to offset future taxable income which do not expire but are limited to 80% of income until utilized. As of January 31, 2026 and April 30, 2025, Maison and Maison El Monte had approximately $5.59 million and $3.20 million, respectively, of California state net operating loss which can be carried forward up to 20 years to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the Company’s future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

As of January 31, 2026, the Company’s U.S. income tax returns filed for the year ending on December 31, 2022 and thereafter are subject to examination by the relevant taxation authorities.

19. Other income

For the three months ended January 31, 2026, other income mainly consisted of 1) $0.30 million consulting income for providing comprehensive consulting services focusing on enhancing operational efficiency, optimizing resource allocation, and supporting overall business growth to other non-related supermarkets, and 2) $ 0.12 million other income.

For the nine months ended January 31, 2026, other income mainly consisted of 1) $0.98 million consulting income for providing comprehensive consulting services focusing on enhancing operational efficiency, optimizing resource allocation, and supporting overall business growth to other non-related supermarkets, 2) income tax refund of $0.10 million, and 3) $ 0.13 other income.

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

On February 12, 2026, the Company and its insurance company entered into a settlement agreement to settle the above class actions for a total cash payment of $2,650,000. After applying insurance coverage, the Company’s portion of the settlement payment is $1,300,000.

On April 9, 2024, a shareholder derivative action was brought by Shah Azad derivatively on behalf of the Company against John Xu, Tao Han, Alexandria Lopez, Bin Wang, Mark Willis, and Xiaoxia Zhang, and the Company itself as a nominal defendant. The complaint was filed in the United States District Court for the Central District of California, Case No. 2:24-cv-02897. On April 12, 2024, another derivative complaint was filed by Arnab Baral in the United States District Court Central District of California, Case No. 2:24-cv-03018. The two cases have since been consolidated, with the Azad case taking lead. The lawsuits allege breaches of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act and Section 21D of the Exchange Act. The claims arise from the allegations underlying the class action securities lawsuits. On July 19, 2024, the Court ordered the Azad case stayed until a motion to dismiss is heard in the class action securities action.  On February 12, 2026, the Company and its insurance company entered into a settlement agreement to settle the above derivative cases for $400,000 in attorney’s fees and accepted an action plan of reform for a period of 5 years.

On September 8, 2023, a complaint was filed by former employee against Maison San Gabriel for wrongful termination and labor law violation. Maison San Gabriel filed a general denial in November 2023. Status conference is scheduled for July 1, 2025, and final status conference is scheduled for February 26, 2026. Trial is scheduled for March 9, 2026. In the complaint, the plaintiff’s counsel asked for a range of $300,000 to $3,000,000. On August 4, 2025, both parties reached a confidential settlement agreement and release, the Company agreed to pay $25,000 to plaintiff in exchange for plaintiff’s release of all claims. The Company filed a general denial on November 22, 2023 and the case was dismissed on February 6, 2026.

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

On October 17, 2024, a complaint was filed against HKGF Alhambra, HKGF Arcadia, Maison El Monte, Maison San Gabriel, Maison Monrovia, Maison Monterey Park and Tion Hin for unpaid invoices of seafood purchase for $115,388.39. The case mandatory settlement conference is scheduled for November 20, 2026. Trial is scheduled for December 14, 2026. The management is not able to estimate the outcome of the case due to early stage of the case.

On July 10, 2025, Maison Solutions Inc. received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last 30 consecutive business days, the bid price for the Company’s Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On January 7, 2026, at the Company’s request, the Nasdaq staff issued a letter confirming that the Company is eligible for an additional 180 calendar period, or until July 6, 2026, to regain compliance with the Minimum Bid Price Requirement.

The Company continues to actively monitor the bid price for shares of its Class A common stock and is considering all available options to resolve the deficiency prior to the expiration of the Extended Compliance Period, including a potential reverse split.

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

The following tables shows the results of operations relating to discontinued operations Maison El Monte for the three months ended January 31, 2026 and 2025, respectively.

	Three Months ended January 31
	2026	2025
Revenue	$-	$1,829,293
Cost of goods sold	-	1,333,951

Gross profit	-	495,342

Operating expenses
Selling expenses	-	442,650
General and administrative expenses	-	124,437

Total operating expenses	-	567,087

Loss from operations	-	(71,745)

Other expenses, net	(199)	(3,701)

Income (loss) before income taxes	(199)	(75,446)

Income tax expenses	-	25,335

Net income (loss)	$(199)	$(100,781)

The following tables shows the results of operations relating to discontinued operations Maison El Monte for the nine months ended January 31, 2026 and 2025, respectively.

	Nine Months ended January 31
	2026	2025
Revenue	$753,579	$4,968,775
Cost of goods sold	767,419	4,079,309

Gross profit	(13,840)	889,466

Operating expenses
Selling expenses	255,457	1,279,098
General and administrative expenses	77,050	372,567

Total operating expenses	332,507	1,651,665

Loss from operations	(346,347)	(762,199)

Other income, net (including $489,380 loss from disposal of assets due to store closure)	(238,314)	(5,130)

Loss before income taxes	(584,661)	(767,329)

Income tax expenses	-	34,894

Net loss	$(584,661)	$(802,223)

22. Subsequent events

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following subsequent events need to be disclosed.

From February 1, 2026 to this report date, the investor converted aggregate $800,000 of the outstanding note payable into 4,295,904 shares of the Company’s common stock.

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

On June 27, 2023, we invested $1,440,000 for 40% equity interest in HKGF Market of Arcadia, LLC (“HKGF Arcadia”), a supermarket in the city of Arcadia, California, to further expand our footprint to new neighborhood. On December 6, 2023, we invested an additional $360,000 for another 10% equity interest in HKGF Arcadia. On February 1, 2024, the Company and JC Business Guys, Inc., the only other member of HKGF Arcadia (“JC Business Guys”), entered into a third amendment to the operating agreement of HKGF Arcadia to decrease our percentage equity interest in HKGF Arcadia to 49% and increase JC Business Guy’s percentage equity interest to 51%. As a result of the amendment, we made an additional investment of $62,000. During the three and nine months ended January 31, 2026, we recorded nil and $848,493 impairment charges for our investments in HKGF Market of Arcadia. On January 31, 2026, Maison sold its 49% ownership interest in HKGF Market of Arcadia to the existing shareholder for $1.

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

Key Factors that Affect Operating Results

Inflation

The inflation rate for the United States was 2.4% for the nine months ended January 31, 2026, 3.0% for the nine months ended January 31, 2025 according to Bureau of Labor Statistics. Inflation increased our purchase costs, occupancy costs, and payroll costs.

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

Payroll

As of January 31, 2026, we had approximately 329 employees including employees from our newly acquired subsidiary, Lee Lee, which is based in the State of Arizona. Our employees are not unionized nor, to our knowledge, are there any plans for them to unionize. We have never experienced a strike or significant work stoppage. We consider our employee relations to be good. Minimum wage rates in some states have recently increased. For example, in California, the minimum wage was $16.50 per hour in 2025 and increased to $16.90 per hour starting from January 1, 2026; in Arizona, the minimum wage was $14.70 per hour in 2025, and increased to $15.15 per hour starting from January 1, 2026. Our payroll and payroll tax expenses were $3.75 million and $3.26 million for the three months ended January 31, 2026 and 2025, respectively. Our payroll and payroll tax expenses were $10.62 million and $10.59 million for the nine months ended January 31, 2026 and 2025, respectively.

Vendor and Supply Management

Maison believes that a centralized and efficient vendor and supply management system is the key to profitability. Maison has major vendors, including Lawrence Wholesale, Lucky Taro Total, Connex All Produce Total, and Gulf Cost Sea Trade Crop. For the three months ended January 31, 2026, these four suppliers accounted for 12.46%, 7.70%, 6.94% and 6.21% of the Company’s total purchases, respectively. For the nine months ended January 31, 2026, these four suppliers accounted for 11.53%, 6.92%, 5.54% and 5.56% of the Company’s total purchases, respectively. For the three and nine months ended January 31, 2025, Maison has major vendors, including Lawrence Wholesale, XHJC Holding Inc, K.C. Produce, and Bach Cuc. For the three months ended January 31, 2025, these four suppliers accounted for 5.39%, 2.20%, 3.21% and 6.30% of the Company’s total purchases, respectively. For the nine months ended January 31, 2025, these four suppliers accounted for 9.21%, 6.24%, 4.60% and 7.81% of the Company’s total purchases, respectively. Maison believes that its centralized vendor management enhances its negotiating power and improves its ability to manage vendor payables.

Store Maintenance and Renovation

From time to time, Maison conducts maintenance on the fixtures and equipment for its stores. Any maintenance or renovations could interrupt the operation of our stores and result in a decline in customer volume. Significant maintenance or renovation would affect our operations and operating results. Meanwhile, improving the store environment can also attract more customers and lead to an increase in sales. Maison focused on improving and renovating our stores. We spent $0.18 million for the three months ended January 31, 2026 for repairs and maintenance and supermarket renovation, a decrease of $0.01 million compared to $0.19 million for the three months ended January 31, 2025.  We spent $0.65 million for the nine months ended January 31, 2026 for repairs and maintenance and supermarket renovation, an increase of $0.03 million compared to $0.62 million for the nine months ended January 31, 2025.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended January 31, 2026, the Company had a net loss of $11,187,992 from continuing operation. The Company had an accumulated deficit of $13.4 million and negative working capital of $6.21 million as of January 31, 2026.

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

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. The Company records inventory shrinkage based on historical data and management’s estimates and provided a reserve for inventory shrinkage for the three and nine months ended January 31, 2026 and 2025. The Company provided a reserve for inventory shrinkage (reversal) of $(31,114) and $27,639 for the three months ended January 31, 2026 and 2025, respectively. The Company provided a reserve for inventory shrinkage of $190,564 and $342,472 for the nine months ended January 31, 2026 and 2025, respectively.

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

The Company’s contract liability related to gift cards was $591,454 and $701,929 as of January 31, 2026 and April 30, 2025, respectively.

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

Instruments classified as derivative liability is remeasured using the Black-Scholes model at each reporting period (or upon reclassification) and the change in fair value is recorded on the consolidated statement of operations. The Company had derivative liability of $3,278,000 and $1,004,230 as of January 31, 2026 and April 30, 2025, respectively.

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

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. As of January 31, 2026 and April 30, 2025, the Company has level 2 fair value calculations on derivative liability.

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

The following is the change in derivative liability for the three months ended January 31, 2026:

Balance, November 1, 2025	$2,462,150
Issuance of new derivative liability	-
Conversions	(176,244)
Change in fair market value of derivative liability	992,094
Balance, January 31, 2026	$3,278,000

The following is the change in derivative liability for the nine months ended January 31, 2025:

Balance, May 1, 2025	$1,004,230
Issuance of new derivative liability	3,113,545
Conversions	(1,557,879)
Change in fair market value of derivative liability	718,104
Balance, January 31, 2026	$3,278,000

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

The Company determines and records the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange(s) that the Company has determined is the principal market for such assets (Level I inputs). The Company determines the cost basis of its digital assets using the specific identification of each unit received. Realized and unrealized gains and (losses) are recorded to other income (expense), net in the Company’s consolidated statement of operations. See Note 7 - Digital Assets, Net, for further information regarding digital assets.

During the three and nine months ended January 31, 2026, the Company purchased digital assets. The table below summarizes the amounts shown on the Company’s consolidated balance sheet as of January 31, 2026.

	January 31, 2026
	Units	Cost Basis	Fair Value
Digital assets held:
Worldcoin*	2,550,515	$2,919,500	$1,054,759

*	Worldcoin (WLD) is a market-traded digital token issued as part of the Worldcoin ecosystem developed by Tools for Humanity and related entities. WLD is an ERC-20 digital asset on the Ethereum blockchain and functions as a utility and governance token within the Worldcoin network. WLD does not represent cash, cash equivalents, or a stablecoin, and it is not redeemable or convertible on a dollar-for-dollar basis with any fiat currency. The value of WLD is not fixed and is subject to market volatility, with prices determined by supply and demand in active trading markets. WLD is traded on multiple cryptocurrency exchanges, and observable market prices are available. Accordingly, the fair value of WLD is based on quoted prices in active markets at the reporting date.

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

Results of Operations for the Three Months Ended January 31, 2026 and 2025

	Three Months Ended January 31,
	2026	2025	Change	Percentage Change increase (decrease)
Net revenues	$29,544,900	$32,319,930	$(2,775,030)	(8.6)%
Cost of revenues	22,002,534	25,273,639	(3,271,105)	(12.9)%
Gross profit	7,542,366	7,046,291	496,075	7.0%
Operating expenses
Selling expenses	4,360,369	4,409,767	(49,398)	(1.1)%
General and administrative expenses	6,000,170	1,450,315	4,549,855	313.7%
Total operating expenses	10,360,539	5,860,082	4,500,457	76.8%
Income (loss) from operations	(2,818,173)	1,186,209	(4,004,382)	(337.6)%
Other income (expenses), net	(1,624,446)	157,596	(1,782,042)	(1,130.8)%
Interest expense, net	(718,833)	(264,778)	(454,055)	171.5%
Income (loss) before income taxes	(5,161,452)	1,079,027	(6,240,479)	(578.3)%
Income tax provisions	50,393	(16,919)	67,312	(397.8)%
Net income (loss) from continuing operation	(5,211,845)	1,095,946	(6,307,791)	(575.6)%
Net loss from discontinued operation	(199)	(100,781)	100,582	(99.8)%
Net income (loss) before noncontrolling interests	(5,212,044)	995,165	(6,207,209)	(623.7)%
Net income (loss) attributable to noncontrolling interests from continuing operation	2,648	(8,203)	10,851	(132.3)%
Net loss attributable to noncontrolling interests from discontinued operation	(16)	(8,395)	8,379	(99.8)%
Net income (loss) attributable to noncontrolling interests	2,632	(16,598)	19,230	(115.9)%
Net income (loss) attribute to the Company from continuing operation	(5,214,493)	1,104,149	(6,318,642)	(572.3)%
Net loss attribute to the Company from discontinued operation	(183)	(92,386)	92,203	(99.8)%
Net income (loss) attributable to Maison Solutions Inc.	$(5,214,676)	$1,011,763	$(6,226,439)	(615.4)%

Revenues

	Three Months Ended January 31,
	2026	2025	Change	Percentage Change
Perishables	$15,084,741	$16,470,337	$(1,385,596)	(8.4)%
Non-perishables	14,460,159	15,849,593	(1,389,434)	(8.8)%
Net revenue	$29,544,900	$32,319,930	$(2,775,030)	(8.6)%

Our net revenues were approximately $29.5 million for the three months ended January 31, 2026, a decrease of approximately $2.8 million or 8.6%, from approximately $32.3 million for the three months ended January 31, 2025. The decrease in net revenues was driven by decreased sales of Maison Monterey Park by $1.1 million, decreased sales of Maison Monrovia by $0.3 million, decreased sales of Maison San Gabriel by $0.6 million and decreased sales of Lee Lee stores by $0.8 million, as compared to the three months ended January 31, 2025. Our California-based supermarkets contributed $8.8 million in revenue during the three months ended January 31, 2026, a decrease of approximately $2.0 million, as compared to the three months ended January 31, 2025. The $2.0 million decrease was mainly due to high competition from nearby Asian supermarkets because there are too many supermarkets including Asia supermarkets in the surrounding area of our stores. For the three months ended January 31, 2026 and 2025, revenue for Maison El Monte were nil and $1,829,292, respectively. We closed our Maison El Monte store on June 7, 2025 due to its continuous loss as well as our ongoing commitment to improve its profitability and support sustainable growth.

Cost of Revenues

	Three Months Ended January 31,
	2026	2025	Change	Percentage Change
Total cost of revenues	$22,002,534	$25,273,639	$(3,271,105)	(12.9)%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut or sliced. The cost of revenues decreased by $3.3 million, from $25.3 million for the three months ended January 31, 2025, to approximately $22.0 million for the three months ended January 31, 2026. The decrease in cost of revenues was mainly from Maison Monrovia, Maison San Gabriel and Maison Monterey Park by $0.2 million, $0.5 million and $ 0.9 million respectively, and decreased cost of revenues from Lee Lee stores by $1.6 million, resulting from decreased sales in these stores. For the three months ended January 31, 2026 and 2025, Cost of revenue for Maison El Monte were nil and $1,333,950, respectively.

Gross Profit and Gross Margin

	Three Months Ended January 31,
	2026	2025	Change	Percentage Change
Gross Profit	$7,542,366	$7,046,291	$496,075	7.0%
Gross Margin	25.5%	21.8%	-	3.7%

Gross profit was approximately $7.5 million and $7.0 million for the three months ended January 31, 2026 and 2025, respectively. Gross margin was 25.5% and 21.8% for the three months ended January 31, 2026 and 2025, respectively. Our supermarkets’ sales profit margins increased by 3.7% for the three months ended January 31, 2026 compared to the three months ended January 31, 2025. The increase in our gross profit was mainly due to the increase of cost of goods sold resulting from the inflation while we kept our products’ selling price at a constant level or with a minimum increase for certain products in order to be competitive. For the three months ended January 31, 2026 and 2025, gross profit for Maison El Monte were nil and $495,342, respectively.

Total Operating Expenses

	Three Months Ended January 31,
	2026	2025	Change	Percentage Change
Selling Expenses	$4,360,369	$4,409,767	$(49,398)	(1.1)%
General and Administrative Expenses	6,000,170	1,450,315	4,549,855	313.7%
Total Operating Expenses	$10,360,539	$5,860,082	$4,500,457	76.8%
Percentage of revenue	35.1%	18.1%		17.0%

Total operating expenses were approximately $10.4 million for the three months ended January 31, 2026, an increase of approximately $4.5 million, compared to approximately $5.9 million for the three months ended January 31, 2025. Total operating expenses as a percentage of revenues were 35.1% and 18.1% for the three months ended January 31, 2026 and 2025, respectively.

The increase in operating expenses was primarily attributable to the increase in general and administrative expenses during the three months ended January 31, 2026 was primarily due to stock compensation expense increased by $0.8 million, increased bad debt expense by $1.9 million, increase office supplies by $0.2 million, increase professional fee by $1.8 million, which was partly offset by decreased insurance expense by $0.1 million, decreased uniform service expense by $0.1 million.

The increase in operating expense was partially offset by decrease in selling expenses during the three months ended January 31, 2026, was primarily due to decreased property tax by $61,474, which was partly offset by increased delivery fee by $15,420.

For the three months ended January 31, 2026 and 2025, total operating expenses for Maison El Monte were $nil and $124,437, respectively.

Other Expenses, Net

Other expenses were $1,624,446 for the three months ended January 31, 2026 compared to other income of $157,596 for the three months ended January 31, 2025. For the three months ended January 31, 2026, other expenses mainly consisted of 1) change in fair value of derivative liability of $992,094, 2) investment loss from the investment of an liquor wholesale company for $75,000, 3) unrealized loss on digital assets investment of $982,337, which was partly offset by other income of $424,985, was mainly from providing comprehensive consulting services focusing on enhancing operational efficiency, optimizing resource allocation, and supporting overall business growth to other non-related supermarkets.

For the three months ended January 31, 2025, other expenses mainly consisted of investment loss from equity-method investment of HKGF market of Arcadia for $71,023, which was partly offset by other income of $228,619.

For the three months ended January 31, 2026 and 2025, other expenses for Maison El Monte were $199 and $3,104, respectively. For the three months ended October 31, 2025, other income mainly consisted of rent income of $3,701.

Interest Expense

Interest expense was $718,833 for the three months ended January 31, 2026, an increase of $454,055 from $264,778 for the three months ended January 31, 2025. For the three months ended January 31, 2026, the interest expense was for the SBA loans, bank loan and convertible note. For the three months ended January 31, 2025, the interest expense was for the SBA loans and note payable arising from the acquisition of Lee Lee.

For the three months ended January 31, 2026 and 2025, interest expense for Maison El Monte were $84 and $4,281, respectively.

Income Taxes Provisions

Income tax expense (benefit) was $50,393 for the three months ended January 31, 2026, a decrease of $67,312 from income taxes benefit of $16,919 for the three months ended January 31, 2025.

Net Income (Loss) from Discontinued Operation

We generated net loss from discontinued operation Maison El Monte of $183 and $92,386 for the three months ended January 31, 2026 and 2025, respectively.

Net Loss from Continuing Operation

Net loss attributable to the Company from continuing operation was $5,214,493 for the three months ended January 31, 2026, an increase of net loss of $6,318,642, or 572.3%, from a net income of $1,104,149 attributable to the Company for the three months ended January 31, 2025. This was mainly attributable to the reasons discussed above, which included an increased loss on change in fair value of derivative liability by $992,094, increased unrealized loss on digital assets investment by $982,337, increased interest expense by $454,055 and increased operating expenses by $4,500,457.

Results of Operations for the Nine Months Ended January 31, 2026 and 2025

	Nine Months Ended January 31,
	2026	2025	Change	Percentage Change increase (decrease)
Net revenues	$84,334,537	$89,849,752	$(5,515,215)	(6.1)%
Cost of revenues	63,781,198	66,780,159	(2,998,961)	(4.5)%
Gross profit	20,553,339	23,069,593	(2,516,254)	(10.9)%
Operating expenses
Selling expenses	13,925,364	13,837,583	87,781	0.6%
General and administrative expenses	10,618,952	5,049,106	5,569,846	110.3%
Total operating expenses	24,544,316	18,886,689	5,657,627	30.0%
Income (loss) from operations	(3,990,977)	4,182,904	(8,173,881)	(195.4)%
Other expenses, net	(4,991,121)	(229,031)	(4,762,090)	(2,079.2)%
Interest expense, net	(1,991,562)	(681,908)	(1,309,654)	192.1%
Income (loss) before income taxes	(10,973,660)	3,271,965	(14,245,625)	(435.4)%
Income tax provisions	282,260	1,172,846	(890,586)	(75.9)%
Net income (loss) from continuing operation	(11,255,920)	2,099,119	(13,355,039)	(636.2)%
Net loss from discontinued operation	(584,661)	(802,223)	217,562	(27.1)%
Net income (loss) before noncontrolling interests	(11,840,581)	1,296,896	(13,137,477)	(1,013.0)%
Net loss attributable to noncontrolling interests from continuing operation	(67,928)	(92,941)	25,013	(26.9)%
Net loss attributable to noncontrolling interests from discontinued operation	(48,702)	(66,825)	18,123	(27.1)%
Net loss attributable to noncontrolling interests	(116,630)	(159,766)	43,136	(27.0)%
Net income (loss) attribute to the Company from continuing operation	(11,187,992)	2,192,060	(13,380,052)	(610.4)%
Net loss attribute to the Company from discontinued operation	(535,959)	(735,398)	199,439	(27.1)%
Net income (loss) attributable to Maison Solutions Inc.	$(11,723,951)	$1,456,662	$(13,180,613)	(904.9)%

Revenues

	Nine Months Ended January 31,
	2026	2025	Change	Percentage Change
Perishables	$43,641,712	$46,026,300	$(2,384,588)	(5.2)%
Non-perishables	40,692,825	43,823,452	(3,130,627)	(7.1)%
Net revenue	$84,334,537	$89,849,752	$(5,515,215)	(6.1)%

Our net revenues were approximately $84.3 million for the nine months ended January 31, 2026, a decrease of approximately $5.5 million or 6.1%, from approximately $89.8 million for the nine months ended January 31, 2025. The decrease in net revenues was driven by decreased sales of Maison Monterey Park by $2.7 million, decreased sales of Maison Monrovia by $0.7 million, decreased sales of Maison San Gabriel by $1.2 million and decreased sales of Lee Lee stores by $0.9 million, as compared to the nine months ended January 31, 2025. Our California-based supermarkets contributed $26.2 million in revenue during the nine months ended January 31, 2026, a decrease of approximately $4.6 million, as compared to the nine months ended January 31, 2025. The $4.6 million decrease was mainly due to high competition from nearby Asian supermarkets because there are too many supermarkets including Asia supermarkets in the surrounding area of our stores. For the nine months ended January 31, 2026 and 2025, revenue for Maison El Monte were $753,579 and $4,968,775, respectively. We closed our Maison El Monte store on June 7, 2025 due to its continuous loss as well as our ongoing commitment to improve its profitability and support sustainable growth.

Cost of Revenues

	Nine Months Ended January 31,
	2026	2025	Change	Percentage Change
Total cost of revenues	$63,781,198	$66,780,159	$(2,998,961)	(4.5)%

Cost of revenues includes cost of supermarket product sales and occupancy costs, which are store rent expense, depreciation for store property and equipment, inventory shrinkage costs and store supplies. The depreciation expense comes from machinery & equipment, such as refrigerators, water heaters, forklifts, and freezers and furniture & fixtures, such as metal shelves, shopping carts, and LED lights. Shrinkage costs are different for different types of products. For example, fruits and vegetables have a high allowance rate during the receiving and display process. The seafood and meat departments have a low allowance rate because the non-fresh products can freeze and sell for the same price or even higher price after being cut or sliced. The cost of revenues decreased by $3.0 million, from $66.8 million for the nine months ended January 31, 2025, to approximately $63.8 million for the nine months ended January 31, 2026. The decrease in cost of revenues was mainly from decreased cost of revenues from our three California based supermarket by $3.8 million, which was partly offset by increased cost of revenues from Lee Lee stores by $0.8 million . For the nine months ended January 31, 2026 and 2025, Cost of revenue for Maison El Monte were $767,419 and $4,079,309, respectively.

Gross Profit and Gross Margin

	Nine Months Ended January 31,
	2026	2025	Change	Percentage Change
Gross Profit	$20,553,339	$23,069,593	$(2,516,254)	(10.9)%
Gross Margin	24.4%	25.7%	-	(1.3)%

Gross profit was approximately $20.6 million and $23.1 million for the nine months ended January 31, 2026 and 2025, respectively. Gross margin was 24.4% and 25.7% for the nine months ended January 31, 2026 and 2025, respectively. Our supermarkets’ sales profit margins decreased by 1.3% for the nine months ended January 31, 2026 compared to the nine months ended January 31, 2025. The decrease in our gross profit was mainly due to increased cost of goods sold resulting from the inflation. For the nine months ended January 31, 2026 and 2025, gross profit (loss) for Maison El Monte were $(13,840) and $889,466, respectively. We sold products in Maison El Monte store at a big discount due to the closure of the store.

Total Operating Expenses

	Nine Months Ended January 31,
	2026	2025	Change	Percentage Change
Selling Expenses	$13,925,364	$13,837,583	$87,781	0.6%
General and Administrative Expenses	10,618,952	5,049,106	5,569,846	110.3%
Total Operating Expenses	$24,544,316	$18,886,689	$5,657,627	30.0%
Percentage of revenue	29.1%	21.0%		8.1%

Total operating expenses were approximately $24.5 million for the nine months ended January 31, 2026, an increase of approximately $5.7 million, compared to approximately $18.9 million for the nine months ended January 31, 2025. Total operating expenses as a percentage of revenues were 29.1% and 21.0% for the nine months ended January 31, 2026 and 2025, respectively.

The increase in operating expenses was primarily attributable to the increase in general and administrative expenses during the nine months ended January 31, 2026, was primarily due to stock compensation expense increased by $1.9 million, increased bad debt expense by $1.9 million, increased professional expense by $1.4 million, increased office expense by $0.2 million, increased repair and maintenance by $29,667 and increased loan service expense by $74,554.

The increase in selling expenses during the nine months ended January 31, 2026 was primarily due to increased bank service fees by $53,741, increased computer expense by $16,637 and increased auto expense by $10,348.

For the nine months ended January 31, 2026 and 2025, total operating expenses for Maison El Monte were $322,507 and $1,651,665, respectively.

Other Expenses, Net

Other expenses were $4,991,121 for the nine months ended January 31, 2026 compared to other expense of $229,031 for the nine months ended January 31, 2025. For the nine months ended January 31, 2026, other expenses mainly consisted of 1) investment loss of $923,493, 2) change in fair value of derivative liability of $3,413,055, 3) unrealized loss on digital assets investment of $1,864,741, which was partly offset by other income of $1,210,168, which was mainly from the $0.98 million consulting income from providing comprehensive consulting services focusing on enhancing operational efficiency, optimizing resource allocation, and supporting overall business growth to other non-related supermarkets.

For the nine months ended January 31, 2025, other expenses mainly consisted of investment loss from equity method investment of $504,100, which was partly offset by other income of $275,069.

For the nine months ended January 31, 2026, other expenses for Maison El Monte were $238,115. For the nine months ended January 31,2025, other income for Maison El Monte were $7,788. For the nine months ended January 31, 2026, other expenses mainly consisted of loss on disposal of store assets of $489,380, which was partly offset by other income by $260,150.

Interest Expense

Interest expense was $1,991,562 for the nine months ended January 31, 2026, an increase of $1,309,654 from $681,908 for the nine months ended January 31, 2025. For the nine months ended January 31, 2026, the interest expense was for the SBA loans, bank loan, convertible note and note payable arising from the acquisition of Lee Lee. For the nine months ended January 31, 2025, the interest expense was for the SBA loans and note payable arising from the acquisition of Lee Lee.

For the nine months ended January 31, 2026 and 2025, interest expense for Maison El Monte were $8,969 and $12,918, respectively.

Income Taxes Provisions

Income tax expense was $282,260 for the nine months ended January 31, 2026, a decrease of $890,586 from income taxes expense of $1,172,846 for the nine months ended January 31, 2025. The decrease in income tax expense was mainly due to the taxable loss from Maison parent company, decreased taxable income for Maison Monterey Park supermarket, and increased taxable loss for our other two California-based supermarkets.

Net Loss from Discontinued Operation

We generated net loss from discontinued operation Maison El Monte of $535,959 and $735,398 for the nine months ended January 31, 2026 and 2025, respectively.

Net Income (Loss) from Continuing Operation

Net loss attributable to the Company from continuing operation was $11,187,992 for the nine months ended January 31, 2026, an increase of net loss of $13,380,052, or 610.4%, from a net income of $2,192,060 attributable to the Company for the nine months ended January 31, 2025. This was mainly attributable to the reasons discussed above, which included a decrease in gross profit by $2,516,254 and increased operating expenses by $5,657,627, increased change in fair value of derivative liability by $3,413,055, increased investment loss by $419,393, increased unrealized loss on digital assets investment by $1,864,741, which is partly offset by increased other income by $935,099.

Liquidity and Capital Resources

Cash Flows for the nine Months Ended January 31, 2026 Compared to the nine Months Ended January 31, 2025

As of January 31, 2026, we had cash and cash equivalents of $1,518,958. We had net loss from continuing operation attributable to us of $11,187,992 for the nine months ended January 31, 2026, and had a working capital deficit of approximately $6.2 million as of January 31, 2026. As of January 31, 2026, the Company had outstanding loan facilities of approximately $2.60 million SBA loans, $4.3 million bank loan, and $5.8 million convertible note payable.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. We have funded our working capital, operations and other capital requirements in the past primarily by equity contributions from shareholders, cash flow from operations, government grants, and bank loans. Cash is required to pay purchase costs for inventory, rental expenses, salaries, income taxes, other operating expenses and to repay debts. Our ability to repay our current expenses and obligations will depend on the future realization of our current assets. Management has considered the historical experience, the economy, trends in the retail grocery industry, the expected collectability of our accounts receivable and the realization of the inventories as of January 31, 2026 and April 30, 2025. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control.

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

The following table summarizes our cash flow data for the nine months ended January 31, 2026 and 2025.

	Nine Months Ended January 31,
	2026	2025
Net cash provided by (used in) operating activities	$911,790	$6,386,143
Net cash used in investing activities	(2,919,113)	(216,427)
Net cash provided by (used in) financing activities	2,750,921	(5,725,460)
Net change in cash	$743,598	$444,256

Operating Activities

Net cash provided by operating activities was approximately $911,790 for the nine months ended January 31, 2026, which mainly consisted of add-back of non-cash adjustments to net loss including depreciation and amortization expense of $661,001, unrealized loss on digital assets investment of $1,864,741, inventory impairment of $190,564, change in fair value of derivative liability of $3,413,055, bad debt expense of $1,900,000 stock compensation expense of $1,922,055, amortization of OID and debt issuance cost of $1,292,949, investment loss of $923,493, and $489,380 loss from disposal of assets due to Maison El Monte store closure. In addition, for the nine months ended January 31, 2026, we had cash inflow from (i) collection of outstanding accounts receivables of $423,942, (ii) decreased outstanding accounts receivables from related parties of $148,520 , (iii) increased outstanding income tax payable of $269,645, (iv) increased operating lease liabilities of $321,940, and (v) increased accrued expenses and other payables of $1,400,454.

However, our net cash provided by operating activities for the nine months ended January 31, 2026 was offset by net loss of $11.8 million, deducting non-cash adjustments from net loss of $35,718, including gain on disposal of assets due to store closure of $11,543 and change in deferred taxes of $24,175. In addition, for the nine months ended January 31, 2026, we had cash outflow from (i) increased purchase of inventories of $103,846, (ii) increased cash outflow on prepayment of $1,085,637, (iii) increased cash outflow on other receivables and other current assets of $456,078, (iv) increased cash outflow on accounts payable of $699,901, (v) increased payment for contract liabilities of $110,475, and (vi) increased payment of other long-term payables of $4,716 .

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

Investing Activities

Net cash used in investing activities was $2,919,113 for the nine months ended January 31, 2026, which mainly consisted of purchase of equipment of $14,613 and purchase of digital assets of $2,919,500, partly offset by cash received from disposal of fix assets of $15,000.

Net cash used in investing activities was $216,427 for the nine months ended January 31, 2025, which mainly consisted of purchase of equipment of $154,427 and investment into HKGF Market of Arcadia, LLC of $62,000.

Financing Activities

Net cash provided by financing activities was approximately $2.75 million for the nine months ended January 31, 2026, which mainly consisted of borrowing from bank loan of $5,250,000, proceeds from promissory note of $4,844,000, and borrowing from related parties of $ 19,096, which was partially offset by bank overdraft of $352,499, loan to related party of $411,657, repayment of bank loan payable of $914,382, repayment of SBA loan of $41,577 and repayment of notes payable arising from acquisition of Lee Lee of $5,642,060.

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

As of January 31, 2026 and April 30, 2025, the Company’s aggregate balance on the three SBA loans was $2,574,473 and $2,616,050, respectively.

Bank Loan

On August 19, 2025, Lee Lee and AZLL closed a Business Loan Agreement with Royal Business Bank (“RBB”) which provided secured financing in the principal amount of $5,250,000. The loan from RBB is further documented by a Promissory Note. The Note bears interest at a rate of 7.5% per year and requires monthly payments of principal and interest in the amount of $91,040, with a final ballon payment in the amount of $1,139,917 due at maturity on September 5, 2030. Under the terms of the loan, the facility is also required to make additional principal curtailments of $150,000 each in November, December, January, and February of every year, totaling $600,000 annually, or $3,000,000 over the full loan term. The Note is secured by a substantially all assets of Lee Lee under the terms of a Commercial Security Agreement and is personally guaranteed by the Company’s CEO, John Xu, and his spouse, Grace Xu. In addition, Mr. Xu has pledged certain real property as collateral security for his guaranty of the loan. For the three and nine months ended January 31, 2026, the Company recorded and paid $88,747 and $151,732 interest expense for this loan. For the three and nine months ended January 31, 2026, the Company repaid $634,373 and $914,382 for this loan. As of January 31, 2026, $1,692,477 was recorded as current liabilities.

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

As of January 31, 2026 and April 30, 2025, the Company had an outstanding note payable of nil and $5,642,060 to the sellers of Lee Lee. The Company repaid this note in full on September 8, 2025.

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

Commitments and Contractual Obligations

The following table presents the Company’s material contractual obligations as of January 31, 2026:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	Thereafter
Bank loan	$4,335,618	$1,692,477	$2,643,141	$-	$—
SBA loans	2,574,473	66,094	132,188	132,188	2,244,003
Convertible notes payable	5,750,000	—	5,750,000	—	—
Operating lease obligations and others	37,356,155	3,467,314	6,446,271	5,322,504	22,120,066
	$50,016,246	$5,225,885	$14,971,600	$5,454,692	$24,364,069

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

On February 12, 2026, the Company and its insurance company entered into a settlement agreement to settle the above class actions for a total cash payment of $2,650,000. After applying insurance coverage, the Company’s portion of the settlement payment is $1,300,000.

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

On February 12, 2026, the Company and its insurance company entered into a settlement agreement to settle the above derivative cases for $400,000 in attorney's fees and accepted an action plan of reform for a period of 5 years.

On September 8, 2023, a complaint was filed by former employee against Maison San Gabriel for wrongful termination and labor law violation. Maison San Gabriel filed a general denial in November 2023. Status conference is scheduled for July 1, 2025, and final status conference is scheduled for February 26, 2026. Trial is scheduled for March 9, 2026. In the complaint, the plaintiff’s counsel asked for a range of $300,000 to $3,000,000. On August 4, 2025, both parties reached a confidential settlement agreement and release, the Company agreed to pay $25,000 to plaintiff in exchange for plaintiff’s release of all claims. The Company filed a general denial on November 22, 2023 and the case was dismissed on February 6, 2026.

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

On October 17, 2024, a complaint was filed against HKGF Alhambra, HKGF Arcadia, Maison El Monte, Maison San Gabriel, Maison Monrovia, Maison Monterey Park and Tion Hin for unpaid invoices of seafood purchase for $115,388. The case mandatory settlement conference is scheduled for November 20, 2026. The management is not able to estimate the outcome of the case due to early stage of the case.

On July 10, 2025, Maison Solutions Inc. received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last 30 consecutive business days, the bid price for the Company’s Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On January 7, 2026, at the Company’s request, the Nasdaq staff issued a letter confirming that the Company is eligible for an additional 180 calendar period, or until July 6, 2026, to regain compliance with the Minimum Bid Price Requirement.

The Company continues to actively monitor the bid price for shares of its Class A common stock and is considering all available options to resolve the deficiency prior to the expiration of the Extended Compliance Period, including a potential reverse split.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on this evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2026 due to the previously identified material weaknesses described below.

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

As set forth below, management will continue to take steps to remediate the control deficiencies identified below. Notwithstanding the control deficiencies described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended January 31, 2026.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, management has determined that the Company has the following material weaknesses in its internal control over financial reporting, which continue to exist as of January 31, 2026, as related to: (i) insufficient full-time employees with the necessary levels of accounting expertise and knowledge to compile and analyze consolidated financial statements and related disclosures in accordance with U.S. GAAP and address complex accounting issues under U.S. GAAP; (ii) the lack of timely related party transaction monitoring and the failure to keep a related party list and keep records of related party transactions on a regular basis; (iii) the failure to keep an up-to-date perpetual inventory control system or timely perform company-wide inventory count at or near its fiscal year-end date. Specifically, maintaining records for inbound warehouse purchases or have specialized personnel to scan goods into the warehouse on a timely basis; (iv) the lack of adequate policies and procedures in control environment and control activities to ensure that the Company’s policies and procedures have been carried out as planned; (v) information technology general control in the areas of: (1) Risk and Vulnerability Assessment; (2) Selection and Management/Monitoring of Critical Vendors; (3) System Development and Change Management; (4) Backup Management; (5) System Security & Access: Deficiency in the Area of Audit Trail Record Control, Password Management, Vulnerability Scanning or Penetration Testing; (6) Segregation of Duties, Privileged Access, and Monitoring Controls; and (7) System Monitoring and Incident Management; and (vi) accounting personnel have the ability in the accounting system to prepare, review, and post the same accounting journal entry.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, following the identification and communication of the material weaknesses, management commenced remediation actions relating to the material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found in Note 20— “Commitments and Contingencies” to the consolidated financial Statements included in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company. However, as of the date of this Report, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended April 30, 2025.

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

MAISON SOLUTIONS INC.

Date: March 17, 2026	By:	/s/ John Xu
	Name:	John Xu
	Title:	Chief Executive Officer, Chairman and President
(Principal Executive Officer)

Date: March 17, 2026	By:	/s/ Alexandria M. Lopez
	Name:	Alexandria M. Lopez
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)